Form 10-Q
period 1994-03-31
BB&T FINANCIAL CORP
filed 1994-05-16
CIK 13839

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM            COMMISSION FILE NUMBER
                 TO                                     0-7871
                           BB&T FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NORTH CAROLINA                            56-1056232
        (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                                   IDENTIFICATION NO.)


   223 WEST NASH STREET                                   27893
  WILSON, NORTH CAROLINA                                (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (919) 399-4291
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $2.50 PAR VALUE                     32,195,746
                                              (SHARES OUTSTANDING AS OF
                                                    MARCH 31, 1994)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                           BB&T FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      -----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheets                                          3
     Consolidated Statements of Income                                    4
     Consolidated Statements of Shareholders' Equity                      5
     Consolidated Statements of Cash Flows                                6
     Notes to Consolidated Financial Statements                         7-8
  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       9-11
     Supplemental Financial Information                               12-16
PART II--OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders            17
  Item 6. Exhibits and Reports on Form 8-K                               18
SIGNATURES                                                               19

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                          MARCH 31,    DECEMBER 31,  MARCH 31,
                                            1994           1993         1993
                                         ------------  ------------- -----------
                                          ($ IN THOUSANDS, EXCEPT PER SHARE)
ASSETS
Cash and due from banks................  $    321,677       318,922      344,230
Interest-bearing bank balances.........        29,874        79,663       18,859
Federal funds sold.....................         7,950         9,550          --
Securities available for sale (at fair
 value in 1994, fair value in 1993 of
 $736,039, and $434,898, respectively).     2,282,916       725,086      422,050
Securities held to maturity (fair value
 of $100,528, $1,493,719, and
 $1,345,949, respectively).............        94,567     1,475,727    1,321,407
Loans..................................     6,204,662     6,306,443    5,178,850
Less allowance for loan losses.........        92,538        88,235       79,757
                                         ------------   -----------  -----------
  Net loans............................     6,112,124     6,218,208    5,099,093
Bank premises and equipment............       134,740       132,794       96,142
Accrued interest receivable............        59,647        58,504       52,909
Other assets...........................       195,039       154,663      133,239
                                         ------------   -----------  -----------
  Total assets.........................  $  9,238,534     9,173,117    7,487,929
                                         ============   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing...................  $    759,686       782,777      675,039
 Interest-bearing......................     6,078,498     6,212,344    5,382,188
                                         ------------   -----------  -----------
  Total deposits.......................     6,838,184     6,995,121    6,057,227
Short-term borrowed funds..............     1,203,470       984,325      540,673
Long-term debt.........................       343,391       346,736      138,337
Other liabilities......................       112,487       103,423      104,137
                                         ------------   -----------  -----------
  Total liabilities....................     8,497,532     8,429,605    6,840,374
Shareholders' equity:
Common stock $2.50 par value,
 50,000,000 shares authorized; shares
 issued of 32,195,746, 32,476,387 and
 29,671,851, respectively..............        80,489        81,191       74,180
Paid-in capital........................       256,700       266,822      221,676
Retained earnings......................       419,011       401,953      354,637
Less loan to employee stock ownership
 plan..................................         4,419         4,419        2,938
Less unvested restricted stock.........         2,035         2,035          --
Net unrealized (losses) on securities
 available for sale....................        (8,744)          --           --
                                         ------------   -----------  -----------
  Total shareholders' equity...........       741,002       743,512      647,555
                                         ------------   -----------  -----------
  Total liabilities and shareholders'
   equity..............................  $  9,238,534     9,173,117    7,487,929
                                         ============   ===========  ===========

CONSOLIDATED STATEMENTS OF INCOME

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                            -----------------------------------
                                                  1994              1993
                                            ----------------- -----------------
                                            ($ IN THOUSANDS, EXCEPT PER SHARE)
INTEREST INCOME
Interest on loans.......................... $         119,363           103,875
Interest and dividends on securities:
  Taxable..................................            27,357            24,819
  Tax exempt...............................             1,708             2,134
Interest on short-term investments.........               635               205
                                            ----------------- -----------------
  Total interest income....................           149,063           131,033
                                            ----------------- -----------------
INTEREST EXPENSE
Interest on deposits.......................            50,214            48,973
Interest on short-term borrowed funds......             8,373             3,867
Interest on long-term debt.................             4,140             2,234
                                            ----------------- -----------------
  Total interest expense...................            62,727            55,074
                                            ----------------- -----------------
NET INTEREST INCOME........................            86,336            75,959
Provision for loan losses..................             3,350             5,303
                                            ----------------- -----------------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES...............................            82,986            70,656
                                            ----------------- -----------------
NONINTEREST INCOME
Service charges on deposit accounts........             9,667             8,085
Other service charges, commissions and
 fees......................................             4,501             3,869
Mortgage banking income....................             5,199             4,139
Gains on sales of securities...............               795             1,112
Trust income...............................             2,701             2,313
Insurance commissions......................             3,324             2,464
Other operating income.....................             4,803             3,674
                                            ----------------- -----------------
  Total noninterest income.................            30,990            25,656
                                            ----------------- -----------------
NONINTEREST EXPENSE
Salaries and wages.........................            30,446            24,347
Other personnel expense....................             8,339             6,609
Net occupancy expense......................             5,612             4,775
Furniture and equipment expense............             6,230             5,522
Deposit insurance premiums.................             3,887             3,386
Other operating expense....................            20,426            17,949
                                            ----------------- -----------------
  Total noninterest expense................            74,940            62,588
                                            ----------------- -----------------
INCOME BEFORE INCOME TAXES.................            39,036            33,724
Income taxes...............................            13,308            10,872
                                            ----------------- -----------------
NET INCOME................................. $          25,728            22,852
                                            ================= =================
NET INCOME PER SHARE
Primary.................................... $             .79               .76
Fully diluted..............................               .79               .73
                                            ================= =================
AVERAGE NUMBER OF SHARES AND EQUIVALENT
 SHARES
Primary....................................        32,604,286        29,874,518
Fully diluted..............................        32,604,286        31,801,883
                                            ================= =================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                              NET UNREALIZED
                           COMMON                                    LOAN TO      UNVESTED  GAINS (LOSSES) ON      TOTAL
                           SHARES     COMMON   PAID-IN  RETAINED  EMPLOYEE STOCK RESTRICTED     SECURITIES     SHAREHOLDERS'
                         OUTSTANDING   STOCK   CAPITAL  EARNINGS  OWNERSHIP PLAN   STOCK    AVAILABLE FOR SALE    EQUITY
                         -----------  -------  -------  --------  -------------- ---------- ------------------ -------------
                                                       ($ IN THOUSANDS, EXCEPT PER SHARE)
Balance, January 1,
 1993..................  26,311,915   $65,780  187,671  310,395       (2,938)         --             --           560,908
Equity at January 1,
 1993 of pooled
 companies acquired in
 1993..................   2,497,976     6,245   10,366   28,862          --           --             --            45,473
                         ----------   -------  -------  -------       ------       ------        -------          -------
Balance, January 1,
 1993 as restated......  28,809,891    72,025  198,037  339,257       (2,938)         --             --           606,381
Net income.............         --        --       --    22,852          --           --             --            22,852
Cash dividends paid
 ($.25 per share)......         --        --       --    (7,108)         --           --             --            (7,108)
Options exercised by
 employees of pooled
 companies prior to
 merger................      48,687       121      293      --           --           --             --               414
Cash dividends paid by
 pooled companies prior
 to merger.............         --        --       --      (364)         --           --             --              (364)
Common stock issued:
 Dividend reinvestment
  plan.................      57,818       145    1,732      --           --           --             --             1,877
 Employee benefit and
  stock option plans...     128,840       322    3,272      --           --           --             --             3,594
 Conversion of
  debentures...........       4,616        12       70      --           --           --             --                82
 Acquisitions..........     692,999     1,732   20,454      --           --           --             --            22,186
Redemption of common
 stock.................     (71,000)     (177)  (2,182)     --           --           --             --            (2,359)
                         ----------   -------  -------  -------       ------       ------        -------          -------
 Balance, March 31,
  1993.................  29,671,851   $74,180  221,676  354,637       (2,938)         --             --           647,555
                         ==========   =======  =======  =======       ======       ======        =======          =======
Balance, January 1,
 1994..................  32,476,387   $81,191  266,822  401,953       (4,419)      (2,035)           --           743,512
Adjustment of
 securities available
 for sale to fair value
 at January 1..........         --        --       --       --           --           --           7,925            7,925
Net income.............         --        --       --    25,728          --           --             --            25,728
Cash dividends paid
 ($.27 per share)......         --        --       --    (8,670)         --           --             --            (8,670)
Common stock issued:
 Dividend reinvestment
  plan.................       6,089        15      187      --           --           --             --               202
 Employee benefit and
  stock option plans...     113,781       284    2,741      --           --           --             --             3,025
 Acquisitions..........      39,489        99      537      --           --           --             --               636
Redemption of common
 stock.................    (440,000)   (1,100) (13,587)     --           --           --             --           (14,687)
Change in net
 unrealized gains
 (losses) on securities
 available for sale....         --        --       --       --           --           --         (16,669)         (16,669)
                         ----------   -------  -------  -------       ------       ------        -------          -------
 Balance, March 31,
  1994.................  32,195,746   $80,489  256,700  419,011       (4,419)      (2,035)        (8,744)         741,002
                         ==========   =======  =======  =======       ======       ======        =======          =======

CONSOLIDATED STATEMENTS OF CASH FLOWS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ---------------------
                                                          1994       1993
                                                        ---------  --------
                                                           (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received.....................................  $ 146,876   135,706
Noninterest income received...........................     28,850    25,100
Interest paid.........................................    (62,637)  (54,020)
Noninterest expense paid..............................    (77,914)  (60,014)
Income taxes paid.....................................    (22,677)     (774)
                                                        ---------  --------
  Net cash provided by operating activities...........     12,498    45,998
                                                        ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale..    278,998   105,872
Proceeds from maturities or calls of securities.......     44,565   181,249
Purchase of securities................................   (514,968) (156,598)
Net decrease in loans.................................    100,656    19,733
Proceeds from sales of premises and equipment.........         35        88
Purchases of property and equipment...................     (6,311)   (7,397)
Proceeds from sales of foreclosed properties..........      4,162     4,024
Cash of companies acquired, net.......................        --     30,492
Purchase of officers' life insurance policies.........        --    (30,000)
Other.................................................     (6,572)   (7,788)
                                                        ---------  --------
  Net cash used in investing activities...............    (99,435)  139,675
                                                        ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in demand deposits, interest checking
 and savings accounts.................................    (67,021)  (97,500)
Net increase (decrease) in certificates of deposit and
 other time deposits..................................    (90,346)   29,837
Net increase (decrease) in short-term borrowed funds..    219,145   (69,010)
Net (decrease) in long-term debt......................     (3,345)   (1,523)
Proceeds from issuance of common stock................      3,227     5,773
Redemption of common stock............................    (14,687)   (2,359)
Dividends paid........................................     (8,670)   (7,472)
                                                        ---------  --------
  Net cash provided (used) by financing activities....     38,303  (142,254)
                                                        ---------  --------
Net increase (decrease) in cash and cash equivalents..    (48,634)   43,419
Cash and cash equivalents on January 1................    408,135   319,670
                                                        ---------  --------
Cash and cash equivalents on March 31.................  $ 359,501   363,089
                                                        =========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 ACTIVITIES
Common stock issued for purchased company.............        --     22,298
Loans transferred to foreclosed properties............      2,733     2,082
                                                        =========  ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1. SECURITIES

  BB&T adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. SFAS No. 115 requires that securities held to maturity be recorded at amortized cost and securities that are available for sale be recorded at fair value, with unrealized gains and losses on securities available for sale reported, net of tax, as a separate component of shareholders' equity. Upon adoption of SFAS No. 115, BB&T transferred approximately $1.36 billion of debt and equity securities to the available for sale portfolio, resulting in an increase to shareholder's equity of $7.9 million. Adoption of SFAS No. 115 had no effect on current year earnings. Prior to the adoption of SFAS No. 115, securities available for sale were reported at the lower of cost or market. At January 1 and March 31, 1994 the amortized cost and fair values of securities were as follows:

                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ---------
                                                  ($ IN THOUSANDS)
January 1, 1994--Held to Maturity
  State and municipal............... $  114,245    8,038         41     122,242
                                     ----------   ------     ------   ---------
                                     $  114,245    8,038         41     122,242
                                     ==========   ======     ======   =========
January 1, 1994--Available for Sale
  U.S. Treasury..................... $1,898,105   10,007      2,297   1,905,815
  U.S. Government agencies and
   corporations.....................    165,554    6,228         37     171,745
  State and municipal...............      9,752      154         67       9,839
  Other securities..................     13,157      513          1      13,669
                                     ----------   ------     ------   ---------
                                     $2,086,568   16,902      2,402   2,101,068
                                     ==========   ======     ======   =========
March 31, 1994--Held to Maturity
  State and municipal............... $   94,567    5,971         10     100,528
                                     ----------   ------     ------   ---------
                                     $   94,567    5,971         10     100,528
                                     ==========   ======     ======   =========
March 31, 1994--Available for Sale
  U.S. Treasury..................... $2,131,084    3,984     20,366   2,114,702
  U.S. Government agencies and
   corporations.....................    141,688    2,366        638     143,416
  State and municipal...............     16,598       64        504      16,158
  Other securities..................      8,117      523        --        8,640
                                     ----------   ------     ------   ---------
                                     $2,297,487    6,937     21,508   2,282,916
                                     ==========   ======     ======   =========

  The aggregate value of securities held to maturity and securities available for sale at March 31, 1994 by contractual maturity were:

                                                        AMORTIZED    FAIR
                                                           COST      VALUE
                                                        ---------- ---------
                                                          ($ IN THOUSANDS)
Held to Maturity
  Due in one year or less.............................. $   17,586    17,733
  Due after one year through five years................     28,644    30,157
  Due after five years through ten years...............     46,547    50,632
  Due after ten years..................................      1,790     2,006
                                                        ---------- ---------
  Mortgage-backed securities...........................        --        --
                                                        ---------- ---------
                                                        $   94,567   100,528
                                                        ========== =========
Available for Sale
  Due in one year or less.............................. $  806,299   808,881
  Due after one year through five years................  1,412,168 1,393,143
  Due after five years through ten years...............     20,267    19,917
  Due after ten years..................................     13,014    13,438
                                                        ---------- ---------
  Mortgage-backed securities...........................     45,739    47,537
                                                        ---------- ---------
                                                        $2,297,487 2,282,916
                                                        ========== =========

  During the first quarter of 1994, gross gains of $1,055,000 and gross losses of $260,000 were realized from sale of securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

  The following discussion and analysis is intended to assist in understanding BB&T's results of operations and changes in financial position for the three months ended March 31, 1994. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental financial data contained elsewhere in this Quarterly Report on Form 10-Q.

  Net income for the first quarter ended March 31 totalled $25.7 million, compared with $22.9 million last year, an increase of 12.6%. Primary net income per share for the period was $.79, compared with $.76, while on a fully diluted basis, earnings per share were $.79 and $.73, respectively. Primary net income per share increased 3.9% and fully diluted income per share increased 8.2% over the first quarter of 1993. The dilution in per share earnings in 1993 related to $33.9 million of convertible debentures which were converted to 1.9 million shares of BB&T common stock in May.

  The annualized return on average assets was 1.15% for the first quarter, compared with 1.27% last year. The annualized returns on average shareholders' equity were 14.03% and 14.75%, respectively. In evaluating the results of operations and financial position of BB&T, acquisitions accounted for as purchases should be considered. Growth rates reported for both balance sheet and income statement items were significantly enhanced by the acquisitions. Also, BB&T issued 1,769,536 shares of its common stock to effect purchase acquisitions in 1993; approximately 1,364,000 shares were reacquired and retired in 1993 and the first quarter of 1994.

NET INTEREST INCOME

  Net interest income for the first quarter increased $10.4 million or 13.7% over the first three months of 1993. Rates paid for deposits and other funds increased significantly during the first quarter of 1994, and, while the prime rate of interest was increased .25% to 6.25% on March 24, there was a significant compression in interest rate spreads and margins. The taxable equivalent net interest margin was 4.25% for the first three months of this year, compared with 4.72% in the first quarter last year and 4.36% in the fourth quarter of 1993. As a result, the growth in net interest income has not been as great as that in earning assets.

  Average earning assets were $8.6 billion for the first three months of this year, an increase of approximately $1.7 billion or 25.4% over the first three months of 1993. Average interest-bearing liabilities increased 26.9% to a total of $7.5 billion. For the first quarter, average interest-bearing liabilities were 87.9% of average earning assets, compared with 86.9% last year.

  BB&T uses interest rate swaps as hedges to optimize net interest income and protect its earnings against dramatic changes in market rates of interest. These hedges contributed approximately $2.6 million to net interest income in the first quarter of 1994, compared with $4.8 million in the first quarter last year.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  BB&T's subsidiaries maintain allowances for loan losses to absorb potential future losses. Provisions for loan losses are charged against earnings to maintain the allowances at appropriate levels.

  The provision for loan losses for the first quarter totalled $3.35 million and was $1.95 million or 36.8% less than the provision of $5.30 million recorded for the first three months of 1993. BB&T has been able to progressively reduce its provision for loan losses throughout 1993 and the first quarter of 1994 because of constant improvement in the credit quality of its loan portfolios. The levels of both nonperforming loans and actual charge-offs have declined for several quarters, and, in fact, BB&T actually experienced net recoveries in the first quarter of 1994.

  Nonperforming loans (nonaccrual and restructured loans) totalled $24.3 million at the end of March, compared with $27.6 million 12 months earlier. Total nonperforming assets, including foreclosed property, were $34.9 million at the end of March, compared with $46.5 million at the end of the first quarter last year. On March 31, nonperforming assets were .56% of loans and foreclosed property and .38% of total assets, compared with .89% and .62%, respectively, at the end of the first quarter of 1993. For the first quarter, BB&T recorded net recoveries on loans of $953,000, compared with net charge-offs of $1.9 million in the first three months last year.

  The allowance for loan losses of $92.5 million was 1.49% of loans outstanding at the end of the quarter. This compares with an allowance of $79.8 million or 1.54% of outstanding loans at the end of March, 1993. More significantly, the allowance for loan losses was 3.81 times nonperforming loans at the end of the quarter, up from 2.88 12 months earlier and 2.88 at the end of 1993. In Management's opinion, the allowance for loan losses on March 31 was adequate.

NONINTEREST INCOME

  Noninterest income for the first quarter totalled $31.0 million and was $5.3 million or 20.8% above the $25.7 million recorded for the same period last year. Excluding gains on sales of securities, noninterest income increased $5.7 million or 23.0%. The growth in noninterest income was provided by increases in service charges on deposit accounts and increased revenues from mortgage banking, insurance agency and trust operations.

  Service charges on deposit accounts increased approximately $1.6 million or 19.6% over the initial quarter of last year. Increases in fee schedules were the primary reason for the growth. Average deposits did increase approximately $956 million or 16.3%; however, a substantial portion of the deposit growth came from savings acquisitions, which generally do not generate significant amounts of service charge income.

  Mortgage banking income is derived primarily from the origination, securitization and sale of mortgage loans and from the servicing of mortgage loans for third party investors. During the first quarter, BB&T realized $5.2 million in revenues from its mortgage banking activities, an increase of $1.1 million or 25.6% over the $4.1 million recorded in the first quarter last year. BB&T originated $297 million in mortgage loans in the first three months of 1994, compared with $163 million in the year earlier quarter. BB&T was servicing approximately $4.1 billion in residential mortgage loans for third party investors at the end of March. A vast majority of the servicing portfolio consists of loans originated by BB&T. BB&T realized approximately $2.0 million from mortgage loan servicing in the first quarter and approximately $2.8 million from the origination and sale of mortgage loans.

  In recent years BB&T has built a statewide network of insurance agencies primarily through acquisition. In the last three years, BB&T has acquired the assets and liabilities of 7 insurance agencies with operations in cities throughout North Carolina. Additional acquisitions are anticipated in 1994. Insurance commissions totalled approximately $3.3 million in the first quarter of this year, an increase of $860,000 or 34.9% over the $2.5 million recorded for the first three months of 1993.

  BB&T has offered both corporate and personal trust services through its trust division for many years. Trust income for the first quarter totalled approximately $2.7 million, compared with $2.3 million in the year earlier quarter. Approximately $242,000 of the increase was derived from mutual fund management fees.

  In recent years BB&T has acquired several savings institutions which involved their conversion from mutual association to stock ownership with simultaneous acquisition by BB&T. In these acquisitions, the value of net assets acquired has generally exceeded cost, resulting in negative goodwill which is accreted to earnings over periods of ten years. In the first three months of 1994, noninterest income included approximately $1.3 million from the amortization of negative goodwill, compared with $1.0 million for the first quarter of last year. BB&T recorded gains on sales of securities of $795,000 this year, compared with $1.1 million in the first three months of last year.

  Finally, BB&T has been a registered dealer in securities for many years. Historically, BB&T took a passive approach to securities sales, offering the service as an accommodation to its customers. In recent years

BB&T has expanded its sales efforts and, in 1993, organized a separate broker/dealer subsidiary. Noninterest income for the first quarter included approximately $683,000 in investment services commissions, compared with $259,000 in the first quarter of 1993.

NONINTEREST EXPENSE

  Noninterest expense for the first quarter increased $12.4 million or 19.7% to a total of $74.9 million. Thrift acquisitions were again significant contributors to the increase in operating expense, but expanded technological capabilities and the growth of insurance agency operations, mortgage banking and investment brokerage activities were other factors.

  Personnel costs, including salaries and benefits, increased $7.8 million or 25.3% to a total of $38.8 million for the first quarter. Salaries grew $6.1 million or 25.1%, while other personnel expense rose $1.7 million or 26.2%. No employees of acquired companies have been displaced as a result of their employers affiliation with BB&T. This commitment on the part of BB&T has resulted in increased personnel cost in the short-term, but it is anticipated that excess cost will be eliminated through attrition.

  Furniture and equipment expense totalled $6.2 million for the first three months of this year, compared with $5.5 million a year earlier. This represents an increase of approximately $708,000 or 12.8%. Net occupancy expense increased 17.5% from the first quarter of 1993 to the first quarter of 1994. Net occupancy expense was $5.6 million and $4.8 million for the first three months of 1994 and 1993, respectively. Furniture and equipment expense and occupancy expense increases resulted from platform automation, mergers, upgrades to computer systems and a $9.7 million addition to BB&T's operation center.

  Deposit insurance premiums were up approximately $501,000 in the first quarter, primarily because of deposits acquired from savings institutions. Other noninterest expense included an increase of $729,000 in goodwill amortization as a result of the purchase of a savings institution, and a reduction of $732,000 in the expense of foreclosed property.

  Noninterest expense was 3.34% of average assets for the first quarter of 1994, compared with 3.49% in the same quarter last year. The efficiency ratio (noninterest expense as a percent of net revenues) was 62.05% for the first three months of this year, compared with 59.59% in last year's first quarter.

FINANCIAL POSITION

  Accompanying tables present the capital adequacy, liquidity and stock performance of BB&T for the last five quarters. The ratio of average loans to average deposits was 91.14% for the first quarter, compared with 86.06% in the year earlier quarter, but BB&T continues to be very liquid. Liquid assets (cash, cash equivalents and investment securities) were 29.63% of assets at the end of March, compared with 28.13% 12 months earlier. Securities with a fair value of approximately $2.3 billion were classified as available for sale on March 31, 1994. A strong equity position also provides liquidity, and the ratio of equity to assets at the end of the quarter was still above 8% at 8.02%. This compares with 8.65% on March 31, 1993. Lower ratios this year primarily resulted from the purchase for cash of a savings institution with approximately $537 million in assets and the repurchase and subsequent retirement of BB&T common stock. Also, shareholders' equity included $8.7 million in net unrealized losses on securities available for sale on March 31, 1994.

  Short-term borrowed funds were $1.2 billion at the end of March, up from $541 million at the end of the first quarter 1993. Long-term debt totalled $343.4 million this year, compared with $138.3 million last year. The increase in long-term debt resulted from the issuance of $232 million of intermediate term deposit notes by BB&T's North Carolina bank subsidiary. In the second quarter of 1993, approximately $33.9 million of subordinated debentures were converted to BB&T common stock, and BB&T will redeem a $50 million variable note issue in May.

  BB&T and its subsidiaries have historically maintained very strong equity and capital positions. All capital ratios remain well above regulatory guidelines. Regulatory guidelines require that bank holding companies maintain a Tier 1 risk-based capital ratio of 4% or better and a total risk-based capital ratio of 8% or better. For BB&T, these ratios were 12.03% and 13.29%, respectively, at the end of the first quarter.

TABLE 1

QUARTERLY EARNINGS SUMMARY

                           TWELVE MONTHS  1994                1993
                               ENDED     ------- -------------------------------
                             MARCH 31,    FIRST  FOURTH   THIRD  SECOND   FIRST
                               1994      QUARTER QUARTER QUARTER QUARTER QUARTER
                           ------------- ------- ------- ------- ------- -------
                                    ($ IN THOUSANDS, EXCEPT PER SHARE)
SUMMARY OF OPERATIONS
Interest income, taxable
 equivalent..............    $591,190    152,510 150,411 146,391 141,878 134,454
Interest expense.........     238,061     62,727  60,286  58,248  56,800  55,074
                             --------    ------- ------- ------- ------- -------
Net interest income,
 taxable equivalent......     353,129     89,783  90,125  88,143  85,078  79,380
Taxable equivalent
 adjustment..............      14,209      3,447   3,606   3,519   3,637   3,421
                             --------    ------- ------- ------- ------- -------
Net interest income......     338,920     86,336  86,519  84,624  81,441  75,959
Provision for loan
 losses..................      15,547      3,350   3,893   4,003   4,301   5,303
                             --------    ------- ------- ------- ------- -------
Net interest income after
 provision for loan
 losses..................     323,373     82,986  82,626  80,621  77,140  70,656
Noninterest income:
  Service charges on
   deposit accounts......      37,976      9,667   9,829   9,405   9,075   8,085
  Commissions and fees...      51,880     15,398  13,801  12,229  10,452  12,182
  Gains on sales of
   securities............       1,061        795      37      82     147   1,112
  Other operating income.      26,126      5,130   7,438   6,762   6,796   4,277
Noninterest expense:
  Personnel..............     142,081     38,785  35,388  34,990  32,918  30,956
  Premises and equipment.      47,527     11,842  12,869  11,811  11,005  10,297
  Other..................      99,422     24,313  26,854  24,604  23,651  21,335
                             --------    ------- ------- ------- ------- -------
Income before income
 taxes...................     151,386     39,036  38,620  37,694  36,036  33,724
Income taxes.............      50,274     13,308  13,171  12,466  11,329  10,872
                             --------    ------- ------- ------- ------- -------
    Net income...........    $101,112     25,728  25,449  25,228  24,707  22,852
                             ========    ======= ======= ======= ======= =======
PER SHARE DATA
Net income:
  Primary................    $   3.12        .79     .78     .77     .78     .76
  Fully diluted..........        3.11        .79     .78     .77     .77     .73
Cash dividends...........        1.04        .27     .27     .25     .25     .25
Book value...............       23.02      23.02   22.89   22.48   22.12   21.82
Closing market price.....       29.13      29.13   33.25   33.88   34.38   33.88

TABLE 2

PROFITABILITY MEASURES

                                          1994                1993
                                         ------- -------------------------------
                                          FIRST  FOURTH   THIRD  SECOND   FIRST
                                         QUARTER QUARTER QUARTER QUARTER QUARTER
                                         ------- ------- ------- ------- -------
Return on average assets................   1.15%   1.16    1.22    1.27    1.27
Return on average equity................  14.03   13.81   14.06   14.54   14.75
Net interest margin.....................   4.25    4.36    4.52    4.66    4.72
Yield to break even.....................   2.24    2.32    2.41    2.49    2.51

TABLE 3

COMPOSITION OF LOAN PORTFOLIO

                                                   MARCH 31,       DECEMBER 31,
                                              -------------------- ------------
                                                 1994      1993        1993
                                              ---------- --------- ------------
                                                         (THOUSANDS)
Commercial real estate--nonowner occupied ... $  716,712   698,001    715,873
Residential real estate--construction,
 acquisition and development.................    411,936   366,720    399,834
Commercial real estate--owner occupied.......    932,354   779,207    910,602
Residential real estate--permanent...........  1,961,811 1,447,298  2,130,556
Commercial...................................    975,400   867,710    942,630
Consumer.....................................    595,217   496,452    609,171
Home equity lines............................    393,134   345,210    390,232
Credit card and related plans................    130,080   107,038    134,805
Other........................................     91,841    74,534     77,107
                                              ---------- ---------  ---------
                                              $6,208,485 5,182,170  6,310,810
                                              ========== =========  =========

TABLE 4

REAL ESTATE LOANS--RISK CATEGORIES--MARCH 31, 1994

                                                                               NONPERFORMING LOANS
                                                       ACQUISITION             ----------------------
                                                           AND                               % OF
                                PERMANENT CONSTRUCTION DEVELOPMENT   TOTAL      AMOUNT     LOAN TYPE
                                --------- ------------ ----------- ----------  ---------- -----------
                                                           (THOUSANDS)
COMMERCIAL-NONOWNER OCCUPIED:
  Multi-family................  $281,539     23,097       10,353      314,989       1,834        .58%
  Hotels/motels...............    86,662      8,441          --        95,103       1,347       1.42
  Shopping centers/malls......    73,594      3,718       12,077       89,389         --         --
  Office buildings............    86,267      6,067        5,766       98,100         267        .27
  Warehouse/distribution/light
   industrial.................    56,243      4,613       13,943       74,799         454        .61
  Acquisition only............       --         --        44,332       44,332       3,050       6.88
                                --------    -------      -------   ----------  ----------   --------
    Total commercial--nonowner
     occupied.................   584,305     45,936       86,471      716,712       6,952        .97
                                --------    -------      -------   ----------  ----------   --------
RESIDENTIAL--CONSTRUCTION,
 ACQUISITION, AND DEVELOPMENT.       --     125,746      210,686      336,432       1,430        .43
                                --------    -------      -------   ----------  ----------   --------
    Total real estate.........  $584,305    171,682      297,157    1,053,144       8,382        .80%
                                ========    =======      =======   ==========  ==========   ========
TOTAL LOANS...................                                     $6,208,485      24,260        .39%
TOTAL REAL ESTATE/TOTAL LOANS.                                          16.96%      34.55

TABLE 5

AVERAGE BALANCE SHEETS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                         THREE MONTHS ENDED MARCH 31,                     THREE MONTHS ENDED DECEMBER 31,
                         --------------------------------------------------------------- -------------------------------------
                                      1994                            1993                             1993
                         ------------------------------- ------------------------------- -------------------------------------
                          AVERAGE    INCOME/   AVERAGE    AVERAGE    INCOME/   AVERAGE     AVERAGE      INCOME/     AVERAGE
                          BALANCE    EXPENSE  YIELD/RATE  BALANCE    EXPENSE  YIELD/RATE   BALANCE      EXPENSE   YIELD/RATE
                         ----------  -------- ---------- ----------  -------- ---------- ------------  ---------- ------------
                                                                   (THOUSANDS)
ASSETS
Loans..................  $6,221,479   119,865    7.81%   $5,051,908   104,437   8.38 %   $  5,994,188     117,965      7.81%
Securities:
 U. S. Government and
  other................   2,148,089    29,286    5.53     1,621,181    26,436    6.61       2,042,823      28,831      5.60
 State and municipal...     110,177     2,724   10.03       127,728     3,376   10.72         122,430       3,257     10.55
                         ----------  --------            ----------  --------            ------------  ----------
 Total securities......   2,258,266    32,010    5.75     1,748,909    29,812    6.91       2,165,253      32,088      5.88
Interest-bearing bank
 balances..............      68,194       552    3.28        21,717       202    3.77          41,241         305      2.93
Federal funds sold.....      11,480        83    2.93           451         3    2.70           6,503          53      3.23
                         ----------  --------            ----------  --------            ------------  ----------
 Total earning assets..   8,559,419   152,510    7.23     6,822,985   134,454    7.99       8,207,185     150,411      7.27
                         ----------  --------            ----------  --------            ------------  ----------
Allowance for loan
 losses................     (90,128)                        (78,053)                          (86,829)
Net unrealized gains on
 securities available
 for sale..............       7,523                             --                                --
Cash and due from
 banks, noninterest-
 bearing...............     283,502                         250,098                           281,495
Bank premises and
 equipment.............     133,873                          94,041                           121,983
Other assets...........     210,205                         186,750                           208,795
                         ----------                      ----------                      ------------
 Total assets..........  $9,104,394                      $7,275,821                      $  8,732,629
                         ==========                      ==========                      ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 deposits:
 Savings...............  $  824,352     5,253    2.58%   $  471,378     3,377    2.91%   $    660,935       4,494      2.70%
 Interest checking.....     960,815     4,713    1.99       747,391     3,988    2.16         895,657       4,412      1.95
 Money rate savings....     721,298     4,085    2.30       733,054     4,807    2.66         751,406       4,203      2.22
 Certificates of
  deposit and other
  time deposits........   3,602,454    36,163    4.07     3,316,468    36,801    4.50       3,467,681      35,776      4.09
                         ----------  --------            ----------  --------            ------------  ----------
 Total interest-bearing
  deposits.............   6,108,919    50,214    3.33     5,268,291    48,973    3.77       5,775,679      48,885      3.36
Short-term borrowed
 funds.................   1,068,858     8,373    3.18       526,554     3,867    2.98         985,316       7,367      2.97
Long-term debt.........     344,504     4,140    4.87       133,146     2,234    6.80         337,847       4,034      4.74
                         ----------  --------            ----------  --------            ------------  ----------
 Total interest-bearing
  liabilities..........   7,522,281    62,727    3.38     5,927,991    55,074    3.77       7,098,842      60,286      3.37
                         ----------  --------            ----------  --------            ------------  ----------
Demand deposits,
 noninterest-bearing...     717,658                         601,821                           780,504
Other liabilities......     120,921                         117,896                           122,425
Shareholders' equity...     743,534                         628,113                           730,858
                         ----------                      ----------                      ------------
 Total liabilities and
  shareholders' equity.  $9,104,394                      $7,275,821                      $  8,732,629
                         ==========                      ==========                      ============
Interest income and
 rate earned...........              $152,510    7.23%               $134,454    7.99%                 $  150,411      7.27%
Interest expense and
 rate paid.............                62,727    3.38                  55,074    3.77                      60,286      3.37
Interest rate spread...                          3.85                            4.22                                  3.90
NET INTEREST INCOME AND
 NET YIELD ON AVERAGE
 INTEREST-EARNING
 ASSETS................              $ 89,783    4.25%               $ 79,380    4.72%                 $   90,125      4.36%
                                     ========                        ========                          ==========

TABLE 6

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                               THREE MONTHS ENDED    YEAR ENDED
                                                   MARCH 31,        DECEMBER 31,
                                               ---------------------------------
                                                 1994        1993       1993
                                               ---------   ---------------------
                                                         (THOUSANDS)
Balance, beginning of period.................  $  88,235     73,085    73,085
Provision for loan losses....................      3,350      5,303    17,500
Allowances of purchased companies............        --       3,248    10,560
                                               ---------   --------   -------
                                                  91,585     81,636   101,145
Loans charged off............................      1,446      2,806    18,590
Recoveries...................................      2,399        927     5,680
                                               ---------   --------   -------
  Net loans charged off......................       (953)     1,879    12,910
                                               ---------   --------   -------
Balance, end of period.......................  $  92,538     79,757    88,235
                                               =========   ========   =======
Net charge-offs (annualized) to average loans
 outstanding.................................       (.06)%      .15       .23
Allowance for loan losses to loans
 outstanding at end of period................       1.49       1.54      1.40
Allowance for loan losses to nonperforming
 loans.......................................       3.81x      2.88      2.88

TABLE 7

NONPERFORMING ASSETS AND PAST DUE LOANS

                                                     MARCH 31,     DECEMBER 31,
                                                   --------------- ------------
                                                    1994     1993      1993
                                                   -------  ------ ------------
                                                            (THOUSANDS)
Nonaccrual loans................................... $23,022  26,428    29,328
Restructured loans.................................   1,238   1,221     1,303
Foreclosed property................................  10,606  18,817    12,105
                                                    -------  ------    ------
  Total nonperforming assets....................... $34,866  46,466    42,736
                                                    =======  ======    ======
Total nonperforming assets to:
  Loans and foreclosed property....................     .56%    .89       .68
  Total assets.....................................     .38     .62       .47
                                                    =======  ======    ======
Accruing loans past due 90 days.................... $24,631  16,791    18,940
                                                    =======  ======    ======

TABLE 8

NONINTEREST INCOME AND EXPENSE

                                          THREE MONTHS ENDED MARCH 31,
                                    -------------------------------------------
                                                                  PERCENT OF
                                                      PERCENT   AVERAGE ASSETS
                                                      INCREASE  --------------
                                     1994     1993   (DECREASE)  1994    1993
                                    -------  ------  ---------- ------- -------
                                                   (THOUSANDS)
NONINTEREST INCOME
Service charges on deposit
 accounts.......................... $ 9,667   8,085     19.6%       .43     .45
Other service charges, commissions
 and fees..........................   4,501   3,869     16.3        .20     .22
Mortgage banking income............   5,199   4,139     25.6        .23     .23
Gains on sales of securities.......     795   1,112    (28.5)       .04     .06
Trust income.......................   2,701   2,313     16.8        .12     .13
Insurance commissions..............   3,324   2,464     34.9        .15     .14
Other operating income.............   4,803   3,674     30.7        .21     .20
                                    -------  ------    -----    ------- -------
                                    $30,990  25,656     20.8%      1.38    1.43
                                    =======  ======    =====    ======= =======
NONINTEREST EXPENSE
Salaries and wages................. $30,446  24,347     25.1%      1.36    1.36
Other personnel expense............   8,339   6,609     26.2        .37     .37
Net occupancy expense..............   5,612   4,775     17.5        .25     .26
Furniture and equipment expense....   6,230   5,522     12.8        .28     .31
Deposit insurance premiums.........   3,887   3,386     14.8        .17     .19
Other operating expense............  20,426  17,949     13.8        .91    1.00
                                    -------  ------    -----    ------- -------
                                    $74,940  62,588     19.7%      3.34    3.49
                                    =======  ======    =====    ======= =======
EFFICIENCY RATIO                      62.05%  59.59%
                                    =======  ======

TABLE 9

SELECTED RATIOS

                                          1994                 1993
                                         -------  -------------------------------
                                          FIRST   FOURTH   THIRD  SECOND   FIRST
                                         QUARTER  QUARTER QUARTER QUARTER QUARTER
                                         -------  ------- ------- ------- -------
CAPITAL ADEQUACY
Average equity to average assets.......    8.17%    8.37    8.65    8.74    8.63
Equity to assets at period end.........    8.02     8.11    8.62    8.67    8.65
Risk-based capital ratios:
 Tier 1 capital........................   12.03    11.85   12.81   12.96   12.72
 Total capital.........................   13.29    13.61   14.79   14.95   15.44
Tier 1 leverage ratio..................    7.83     8.08    8.60    9.29    8.79
LIQUIDITY
Average loans to:
 Average deposits......................   91.14%   91.43   91.03   87.37   86.06
 Average deposits and short-term
  borrowed funds.......................   78.80    79.47   79.37   78.19   78.98
STOCK PERFORMANCE
Market price (period end)..............  $29.13    33.25   33.88   34.38   33.88
Price/earnings ratio (based on quarter
 end stock price and trailing 12 months
 fully diluted earnings per share).....    9.36x   10.90   12.32   12.88   12.98
Price/book ratio (period end)..........    1.27     1.45    1.51    1.55    1.55

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of Registrant held on Tuesday, April 26, 1994:

  Proposal 1.--Fixing the number of directors to be elected at twenty-seven
(27) and the election of the twenty-three (23) nominees named below:

                                                          VOTE
                                         ---------------------------------------
                                                    AGAINST OR          BROKER
NAME OF DIRECTOR                            FOR      WITHHELD  ABSTAIN NON-VOTE
- - ----------------                         ---------- ---------- ------- ---------
Joseph B. Alala, Jr..................... 23,407,934  404,116           3,157,547
John A. Allison IV...................... 23,408,571  403,479           3,157,547
W. Watson Barnes........................ 23,410,477  401,573           3,157,547
Paul B. Barringer....................... 23,409,739  402,311           3,157,547
Robert L. Brady......................... 23,410,302  401,748           3,157,547
W. G. Clark III......................... 23,410,602  401,448           3,157,547
Jesse W. Corbett, Jr.................... 23,410,382  401,668           3,157,547
W. R. Cuthbertson, Jr................... 23,410,272  401,778           3,157,547
Fred H. Deaton, Jr...................... 23,409,539  402,511           3,157,547
Joe L. Dudley, Sr....................... 23,404,552  407,498           3,157,547
Tom D. Efird............................ 23,409,472  402,578           3,157,547
O. William Fenn, Jr..................... 23,408,187  403,863           3,157,547
James E. Heins.......................... 23,408,187  403,863           3,157,547
Raymond A. Jones, Jr.................... 23,409,039  403,011           3,157,547
Kelly S. King........................... 23,408,702  403,348           3,157,547
David R. LaFar III...................... 23,410,402  401,648           3,157,547
J. Ernest Lathem, M.D................... 23,409,852  402,198           3,157,547
James H. Maynard........................ 23,410,312  401,738           3,157,547
A. Winniett Peters...................... 23,408,554  403,496           3,157,547
Richard L. Player, Jr................... 23,410,042  402,008           3,157,547
Larry J. Waggoner....................... 23,409,452  402,598           3,157,547
Henry G. Williamson, Jr................. 23,410,002  402,048           3,157,547
William B. Young, MD.................... 23,408,595  403,455           3,157,547

  Proposal 2.--Amending the Corporation's Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares.

                      VOTE
     ---------------------------------------
                AGAINST OR          BROKER
        FOR      WITHHELD  ABSTAIN NON-VOTE
     ---------- ---------- ------- ---------
     21,994,920 1,571,994  245,136 3,157,547

  Proposal 3.--Ratifying the selection of KPMG Peat Marwick as independent auditors for the Corporation.

                      VOTE
     ---------------------------------------
                AGAINST OR          BROKER
        FOR      WITHHELD  ABSTAIN NON-VOTE
     ---------- ---------- ------- ---------
     23,651,332   51,972   108,746 3,157,547

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

                                 EXHIBIT INDEX

 EXHIBIT NO.             DESCRIPTION OF EXHIBIT                  REFERENCE
 -----------             ----------------------                  ---------
    (2)(a)   Agreement and Plan of Reorganization dated
              May 27, 1993 by and between Home Savings
              Bank of Albemarle, SSB and Registrant          Exhibit (2)(b)/1/
    (2)(b)   Agreement and Plan of Reorganization dated
              June 22, 1993 by and between Asheville Sav-
              ings Bank, SSB and Registrant                  Exhibit (2)(c)/1/
    (2)(c)   Agreement and Plan of Reorganization and Plan
              of Merger, attached as Annex A dated Decem-
              ber 7, 1993 by and between L.S.B.
              Bancshares, Inc. and Registrant                Exhibit (2)(c)/2/
    (4)(a)   Definitive Form of Certificate for common
              stock, $2.50 par value, of Registrant          Exhibit "B"/3/
    (4)(b)   Definitive Form of Floating Rate Subordinated
              Notes due 1997, issued by Registrant           Exhibit (4)(b)/4/
    (4)(c)   Indenture dated as of December 1, 1985, be-
              tween Registrant and Bankers Trust Company,
              Trustee, pursuant to which Registrant's
              Floating Rate Subordinated Notes due 1997
              are issued and held                            Exhibit (4)(c)/4/
   (10)(a)   Form of Branch Banking and Trust Company Long
              Term Incentive Plan                            Exhibit (19)/5/
   (10)(b)   Form of Branch Banking and Trust Company Ex-
              ecutive Incentive Compensation Plan            Exhibit (10)(b)/6/
   (10)(c)   Form of BB&T Financial Corporation Non-Em-
              ployee Director Stock Option Plan              Exhibit (10)(c)/7/
   (11)      Statement re Computation of Per Share Earn-
              ings                                           Filed Herewith
   (99)      Articles of Amendment of BB&T Financial Cor-
              poration                                       Filed Herewith

- - --------
(1) Incorporated by reference to the identified exhibit under Registrant's Form 10-Q, File No. 0-7871, filed August 13, 1993.
(2) Incorporated by reference to the identified exhibit under Registrant's Form 10-K, File No. 0-7871, filed March 17, 1994.
(3) Incorporated by reference to the identified exhibit under Registrant's Form 10-Q, File No. 2-50199, filed October 14, 1979.
(4) Incorporated by reference to the identified exhibit under Registrant's Registration Statement on Form S-3, No. 33-1965, filed December 5, 1985.
(5) Incorporated by reference to the identified exhibit under Registrant's Form 10-Q, File No. 0-7871, filed May 14, 1991.
(6) Incorporated by reference to the identified exhibit under Registrant's Form 10-K, file No. 0-7871, filed February 22, 1985.
(7) Incorporated by reference to the identified exhibit under Registrant's Form 10-K, File No. 0-7871, filed March 16, 1992.

  (b) Reports on Form 8-K

  On January 10, 1994, the Registrant filed Form 8-K, filing the unaudited interim financial statements of Old Stone Bank of North Carolina, Citizens Savings Bank, SSB, Asheville Savings Bank, Home Savings Bank of Albemarle and L.S.B. Bancshares, Inc. and audited financial statements of L.S.B. Bancshares, Inc.

  On February 4, 1994, the Registrant filed Form 8-K reporting the agreement to terminate the Agreement and Plan of Reorganization whereby Scotland Savings Bank, SSB was to convert from mutual to stock form and simultaneously be acquired by the Registrant and to file the unaudited financial statements of Asheville Savings Bank, SSB.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BB&T Financial
                                           Corporation(Registrant)

                                                     /s/ Scott E. Reed
                                          By: _________________________________
                                            Scott E. ReedSenior Executive Vice
                                               President and Chief Financial
                                                          Officer

Date: May 16, 1994