Form 10-Q
period 1994-06-30
BB&T FINANCIAL CORP
filed 1994-08-15
CIK 13839

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM              COMMISSION FILE NUMBER
                   TO                                    0-7871

                           BB&T FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NORTH CAROLINA                            56-1056232
                                                    (I.R.S. EMPLOYER
        (STATE OF INCORPORATION)                  IDENTIFICATION NO.)

          223 WEST NASH STREET                           27893
         WILSON, NORTH CAROLINA                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                                 (919) 399-4291
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $2.50 PAR VALUE                     36,271,016
                                               (SHARES OUTSTANDING AS OF
                                                     JUNE 30, 1994)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                           BB&T FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      -----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
          Consolidated Balance Sheets                                   3
          Consolidated Statements of Income                             4
          Consolidated Statements of Shareholders' Equity               5
          Consolidated Statements of Cash Flows                         6
          Notes to Consolidated Financial Statements                    7
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   8-12
          Supplemental Financial Information                          13-18
PART II--OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K                             19
SIGNATURES                                                             20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                         JUNE 30,     DECEMBER 31,   JUNE 30,
                                           1994           1993         1993
                                        ------------  -------------------------
                                         ($ IN THOUSANDS, EXCEPT PER SHARE)
ASSETS
Cash and due from banks...............  $    335,091       355,818      336,459
Interest-bearing bank balances........        31,447        79,663       45,515
Federal funds sold....................        31,260        35,050       23,850
Securities available for sale (at fair
 value in 1994, fair
 value in 1993 of $736,611, and
  $617,411, respectively).............     2,356,886       726,658      605,162
Securities held to maturity (fair
 value of $110,875,
 $1,722,284, and $1,640,991, respec-
  tively).............................       106,242     1,701,317    1,619,734
Loans.................................     6,692,768     6,688,332    6,008,951
Less allowance for loan losses........        96,524        93,315       89,128
                                        ------------   -----------  -----------
  Net loans...........................     6,596,244     6,595,017    5,919,823
Bank premises and equipment...........       150,662       147,666      122,812
Accrued interest receivable...........        69,856        63,607       65,169
Other assets..........................       200,783       162,602      148,010
                                        ------------   -----------  -----------
  Total assets........................  $  9,878,471     9,867,398    8,886,534
                                        ============   ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing..................  $    842,974       861,786      787,488
 Interest-bearing.....................     6,579,499     6,704,154    6,109,053
                                        ------------   -----------  -----------
  Total deposits......................     7,422,473     7,565,940    6,896,541
Short-term borrowed funds.............     1,147,593     1,046,789    1,016,214
Long-term debt........................       396,252       350,736      105,947
Other liabilities.....................       108,050       106,949      104,643
                                        ------------   -----------  -----------
  Total liabilities...................     9,074,368     9,070,414    8,123,345
Shareholders' equity:
Common stock $2.50 par value,
 100,000,000 shares authorized;
 shares issued of 36,271,016,
 36,398,619 and 36,112,596,
 respectively.........................        90,678        90,997       90,281
Paid-in capital.......................       278,775       286,774      284,698
Retained earnings.....................       462,609       425,667      392,264
Less loan to employee stock ownership
 plan.................................         4,419         4,419        4,054
Less unvested restricted stock........         1,908         2,035          --
Net unrealized (losses) on securities
 available for sale...................       (21,632)          --           --
                                        ------------   -----------  -----------
  Total shareholders' equity..........       804,103       796,984      763,189
                                        ------------   -----------  -----------
  Total liabilities and shareholders'
   equity.............................  $  9,878,471     9,867,398    8,886,534
                                        ============   ===========  ===========

CONSOLIDATED STATEMENTS OF INCOME

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                     --------------------- ---------------------
                                        1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
                                         ($ IN THOUSANDS, EXCEPT PER SHARE)
INTEREST INCOME
Interest on loans..................  $  134,584    118,401 $  262,116    230,686
Interest and dividends on securi-
 ties:
  Taxable..........................      30,243     28,769     60,320     56,137
  Tax exempt.......................       1,967      2,494      4,038      5,079
Interest on short-term investments.         552        354      1,374        717
                                     ---------- ---------- ---------- ----------
  Total interest income............     167,346    150,018    327,848    292,619
                                     ---------- ---------- ---------- ----------
INTEREST EXPENSE
Interest on deposits...............      55,102     54,045    109,167    107,185
Interest on short-term borrowed
 funds.............................      11,701      5,635     20,660      9,758
Interest on long-term debt.........       5,550      1,698      9,745      3,990
                                     ---------- ---------- ---------- ----------
  Total interest expense...........      72,353     61,378    139,572    120,933
                                     ---------- ---------- ---------- ----------
NET INTEREST INCOME................      94,993     88,640    188,276    171,686
Provision for loan losses..........         770      4,663      4,500     10,406
                                     ---------- ---------- ---------- ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES...................      94,223     83,977    183,776    161,280
                                     ---------- ---------- ---------- ----------
NONINTEREST INCOME
Service charges on deposit ac-
 counts............................      11,318      9,955     22,166     18,842
Other service charges, commissions
 and fees..........................       5,123      4,345     10,203      8,683
Mortgage banking income............       2,935      2,808      8,221      7,040
Gains on sales of securities.......         378        147      1,125      1,262
Trust income.......................       3,008      2,683      5,860      5,111
Insurance commissions..............       2,977      2,152      6,301      4,616
Other operating income.............       5,077      6,082      9,996      9,848
                                     ---------- ---------- ---------- ----------
  Total noninterest income.........      30,816     28,172     63,872     55,402
                                     ---------- ---------- ---------- ----------
NONINTEREST EXPENSE
Salaries and wages.................      31,611     29,101     64,788     55,958
Other personnel expense............       8,101      7,133     16,992     14,296
Net occupancy expense..............       5,749      5,346     11,690     10,421
Furniture and equipment expense....       6,958      6,457     13,663     12,467
Deposit insurance premiums.........       4,225      3,799      8,432      7,507
Other operating expense............      25,480     21,982     48,211     41,599
                                     ---------- ---------- ---------- ----------
  Total noninterest expense........      82,124     73,818    163,776    142,248
                                     ---------- ---------- ---------- ----------
INCOME BEFORE INCOME TAXES.........      42,915     38,331     83,872     74,434
Income taxes.......................      14,616     11,941     28,493     23,495
                                     ---------- ---------- ---------- ----------
NET INCOME.........................  $   28,299     26,390 $   55,379     50,939
                                     ========== ========== ========== ==========
NET INCOME PER SHARE
Primary............................  $      .77        .74 $     1.52       1.47
Fully diluted......................         .77        .73       1.52       1.43
                                     ========== ========== ========== ==========
AVERAGE NUMBER OF SHARES AND
 EQUIVALENT SHARES
Primary............................  36,572,967 35,593,170 36,552,211 34,684,487
Fully diluted......................  36,572,967 35,980,459 36,552,211 35,843,287
                                     ========== ========== ========== ==========

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                              NET UNREALIZED
                           COMMON                                    LOAN TO      UNVESTED  GAINS (LOSSES) ON      TOTAL
                           SHARES     COMMON   PAID-IN  RETAINED  EMPLOYEE STOCK RESTRICTED     SECURITIES     SHAREHOLDERS'
                         OUTSTANDING   STOCK   CAPITAL  EARNINGS  OWNERSHIP PLAN   STOCK    AVAILABLE FOR SALE    EQUITY
                         -----------  -------  -------  --------  -------------- ---------- ------------------ -------------
                                                       ($ IN THOUSANDS, EXCEPT PER SHARE)
Balance, January 1,
 1993..................  26,311,915   $65,780  187,671  310,395       (2,938)         --             --           560,908
Equity at January 1,
 1993 of pooled
 companies acquired in
 1993 and 1994.........   6,373,015    15,933   29,551   47,638          --           --             --            93,122
                         ----------   -------  -------  -------       ------       ------        -------          -------
Balance, January 1,
 1993 as restated......  32,684,930    81,713  217,222  358,033       (2,938)         --             --           654,030
Net income.............         --        --       --    50,939          --           --             --            50,939
Cash dividends paid
 ($.50 per share)......         --        --       --   (14,832)         --           --             --           (14,832)
Options exercised by
 employees of pooled
 companies prior to
 merger................      79,540       198      663      --           --           --             --               861
Cash dividends paid by
 pooled companies prior
 to merger.............         --        --       --    (1,876)         --           --             --            (1,876)
Common stock issued:
 Dividend reinvestment
  plan.................     125,581       314    3,719      --           --           --             --             4,033
 Employee benefit and
  stock option plans...     283,206       708    7,339      --           --           --             --             8,047
 Conversion of deben-
  tures................   1,916,084     4,790   28,521      --           --           --             --            33,311
 Acquisitions..........     767,073     1,918   20,684      --           --           --             --            22,602
 Offerings.............     507,182     1,268   14,029      --           --           --             --            15,297
Loan to employee stock
 ownership plan........         --        --       --       --        (1,116)         --             --            (1,116)
Redemption of common
 stock.................    (251,000)     (628)  (7,479)     --           --           --             --            (8,107)
                         ----------   -------  -------  -------       ------       ------        -------          -------
 Balance, June 30,
  1993.................  36,112,596   $90,281  284,698  392,264       (4,054)         --             --           763,189
                         ==========   =======  =======  =======       ======       ======        =======          =======
Balance, January 1,
 1994..................  32,476,387   $81,191  266,822  401,953       (4,419)      (2,035)           --           743,512
Equity at January 1,
 1994 of pooled company
 acquired in 1994......   3,922,232     9,806   19,952   23,714          --           --             --            53,472
                         ----------   -------  -------  -------       ------       ------        -------          -------
Balance, January 1,
 1994 as restated......  36,398,619    90,997  286,774  425,667       (4,419)      (2,035)           --           796,984
Adjustment of
 securities available
 for sale to fair value
 at
 January 1.............         --        --       --       --           --           --           9,286            9,286
Net income.............         --        --       --    55,379          --           --             --            55,379
Cash dividends paid
 ($.54 per share)......         --        --       --   (17,377)         --           --             --           (17,377)
Common stock issued by
 pooled company prior
 to merger.............      14,409        36      393      --           --           --             --               429
Cash dividends paid by
 pooled company prior
 to merger.............         --        --       --    (1,060)         --           --             --            (1,060)
Common stock issued:
 Dividend reinvestment
  plan.................       6,089        15      187      --           --           --             --               202
 Employee benefit and
  stock option plans...     218,057       545    5,264      --           --           --             --             5,809
 Acquisitions..........      73,842       185     (256)     --           --           --             --               (71)
Unvested restricted
 stock.................         --        --       --       --           --           127            --               127
Redemption of common
 stock.................    (440,000)   (1,100) (13,587)     --           --           --             --           (14,687)
Change in net
 unrealized gains
 (losses) on securities
 available for sale....         --        --       --       --           --           --         (30,918)         (30,918)
                         ----------   -------  -------  -------       ------       ------        -------          -------
 Balance, June 30,
  1994.................  36,271,016   $90,678  278,775  462,609       (4,419)      (1,908)       (21,632)         804,103
                         ==========   =======  =======  =======       ======       ======        =======          =======

CONSOLIDATED STATEMENTS OF CASH FLOWS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1994       1993
                                                           ---------  --------
                                                              (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received......................................... $ 324,511   288,745
Noninterest income received...............................    60,620    53,362
Interest paid.............................................  (139,027) (125,510)
Noninterest expense paid..................................  (152,543) (131,038)
Income taxes paid.........................................   (48,653)  (27,467)
                                                           ---------  --------
  Net cash provided by operating activities...............    44,908    58,092
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale......   310,394   111,572
Proceeds from maturities or calls of securities...........   250,208   289,109
Purchase of securities....................................  (633,929) (552,475)
Net decrease in loans.....................................   (12,497) (312,212)
Proceeds from sales of premises and equipment.............     2,846       458
Purchases of property and equipment.......................   (14,416)  (24,813)
Proceeds from sales of foreclosed properties..............     7,021    13,659
Cash of companies acquired, net...........................       --     42,591
Purchase of officers' life insurance policies.............       --    (30,000)
Other.....................................................    (2,856)  (10,794)
                                                           ---------  --------
  Net cash used in investing activities...................   (93,229) (472,905)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, interest checking and
 savings accounts.........................................    22,427    19,665
Net increase (decrease) in certificates of deposit and
 other time deposits......................................  (166,475)   29,622
Net increase in short-term borrowed funds.................   100,804   373,402
Net increase (decrease) in long-term debt.................    45,516    (4,188)
Proceeds from issuance of common stock....................     6,440    27,199
Redemption of common stock................................   (14,687)   (8,107)
Dividends paid............................................   (18,437)  (16,708)
                                                           ---------  --------
  Net cash provided (used) by financing activities........   (24,412)  420,885
                                                           ---------  --------
Net increase (decrease) in cash and cash equivalents......   (72,733)    6,072
Cash and cash equivalents on January 1....................   470,531   399,752
                                                           ---------  --------
Cash and cash equivalents on June 30...................... $ 397,798   405,824
                                                           =========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Common stock issued:
  Purchased company....................................... $     --     22,298
  Employee benefit plans..................................       --      1,344
  Conversion of debentures................................       --     33,311
Loans transferred to foreclosed properties................ $   8,563    10,392
                                                           =========  ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1. MERGER

  On June 30, 1994, BB&T completed the acquisition of L.S.B. Bancshares Inc., Lexington, South Carolina and its wholly-owned subsidiaries, The Lexington State Bank and The Community Bank of South Carolina. The merger was consummated through the issuance of 3,936,341 shares of BB&T common stock for all of the common stock of L.S.B. The merger was accounted for as a pooling-of-interests. All financial information has been restated to include the operations of L.S.B. as if the transaction had been completed as of the beginning of the earliest period reported. The contribution of L.S.B. to consolidated total revenues, net interest income and net income for the three months and six months ended June 30, 1994 and three months and six months ended June 30, 1993 was as follows (in thousands):

                                            THREE MONTHS ENDED SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,
                                            ------------------------------------
                                              1994      1993     1994     1993
                                            --------- ----------------- --------
BB&T
  Total revenue............................ $ 184,710  164,711  364,763  321,400
  Net interest income......................    88,029   81,441  174,365  157,400
  Net income...............................    26,704   24,707   52,432   47,559
L.S.B.
  Total revenue............................ $  13,519   13,538   27,081   26,680
  Net interest income......................     6,964    7,199   13,911   14,286
  Net income...............................     1,595    1,683    2,947    3,380

NOTE 2. PENDING MERGER

  At June 30, 1994, BB&T had an agreement to merge with Commerce Bank of Virginia Beach, Virginia. The merger of Commerce will be accounted for as a pooling-of-interests and approximately 4,000,000 shares of BB&T common stock will be issued for all of the outstanding stock of Commerce. At the end of June, Commerce had total assets of approximately $692 million and shareholders' equity of approximately $47 million.

NOTE 3. SUBSEQUENT EVENT

  On July 29, 1994, BB&T and Southern National Corporation (SNC) of Winston-Salem, North Carolina entered a definitive agreement of merger providing for the merger of the two companies. The merger will be accounted for as a pooling-of-interests. To effect the merger, BB&T shareholders will receive
1.45 shares of common stock of the surviving company for each outstanding share of BB&T common stock and SNC shareholders will receive 1.00 shares for each outstanding share of SNC common stock. At June 30, SNC had total assets of approximately $8.2 billion and total shareholders' equity of approximately $594 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

  The following discussion and analysis is intended to assist in understanding BB&T's results of operations and changes in financial position for the six months and second quarter ended June 30, 1994. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental financial data contained herein.

  On June 30, 1994, BB&T acquired L.S.B. Bancshares, Inc. of South Carolina in a transaction accounted for as a pooling-of-interests. Accordingly, the financial information contained herein has been restated to include the operations of L.S.B. for all periods presented.

OVERVIEW

  Net income for the six months ended June 30 totalled $55.4 million, compared with $50.9 million in 1993, an increase of 8.7%. Fully diluted net income per share for the period was $1.52, compared with $1.43 for the first half of 1993.

  Consolidated net income for the second quarter totalled $28.3 million, $.77 per share, compared with $26.4 million, $.73 per share for the same quarter of 1993.

  On an annualized basis, the return on average assets was 1.13% for the first half of this year, compared with 1.25% for the same period of 1993. For the second quarter, the ROA was 1.15%, compared with 1.25% in the same quarter last year. The annualized returns on average shareholders' equity were 14.02% for the first six months of 1994 and 14.28% for the second quarter, compared with 14.58% and 14.47%, respectively, in 1993.

NET INTEREST INCOME

  Net interest income for the first six months totalled $188.3 million. This represented an increase of $16.6 million or 9.7% over the $171.7 million recorded for the first half of 1993. For the quarter ended June 30, net interest income increased $6.4 million or 7.2%.

  The period 1991-93 generally was characterized by steady and significant declines in market rates of interest. Because reductions in the cost of funds generally preceded declines in yields on earnings assets during that period, interest rate spreads and margins improved throughout the period. There was a reversal of this trend late in 1993 and there have been significant increases in interest rates over the three most recent quarters. BB&T has experienced compression in its net interest spreads and net interest margins, resulting in a lower rate of growth in net interest income.

  The yield on average earning assets declined from 7.88% for the first half of 1993 to 7.32% for the first two quarters of this year. There are two primary reasons for the decline in yields on assets. First, although the prime rate of interest has been higher in 1994, loans which were added to the portfolios in the latter half of 1994 were priced at lower rates than those which were rolling off. This was true for both consumer loans and mortgage loans. Also, during that period, BB&T added a significant volume (increased average balance of approximately $106 million for the first six months) of variable rate mortgages, which have lower rates of interest for the first year.

  The second factor leading to the lower yield on assets was the rollover in the portfolios of investment securities. The average life of the portfolios of securities at BB&T is relatively short (BB&T generally invests in U.S. Treasury obligations with maturities of 2-5 years). Securities with yields of 6-8% matured in the second half of 1993 and were replaced with securities with yields of 4-5%. As a result, the average taxable equivalent yield on investment securities was 5.61% for the first six months of this year, down from 6.71% for the comparable period last year.

  The average cost of interest-bearing liabilities also declined during the first half of this year from 3.65% to 3.47%. The decline of 18 basis points was substantially less than the decline of 56 basis points in the average yield on earning assets. The average cost of all categories of deposits was down in the first six months of this year, with the average cost of deposits declining to 3.35% from 3.68%. However, the average cost of short-term borrowed funds increased from 2.94% to 3.55% in the first six months of this year. Moreover, although the average cost of long-term debt was 106 basis points lower than for the first half of last year, the average cost of 5.28% was greater than the average cost of either deposits or short-term borrowed funds. Further, the average cost of short-term borrowed funds increased 61 basis points, and the average balance of short-term borrowed funds was $1.17 billion for the first half of this year, compared with $668 million for the same period last year.

  BB&T uses various hedging instruments to manage its net interest income. The primary instruments used are interest rate swaps, collars, floors and ceilings. The hedging activities contributed $3.3 million to net interest income for the first six months this year, compared with $9.8 million last year.

  As a result of all of these factors, taxable equivalent net interest income increased 9.1% for the first two quarters of 1994, while average earning assets rose 20.2% and average interest-bearing liabilities were up 21.6%.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  BB&T's subsidiaries maintain allowances for loan losses to absorb potential future losses. Provisions for loan losses are charged against earnings to maintain the allowances at appropriate levels.

  The provision for loan losses for the first six months of this year was $4.5 million, which was approximately $5.9 million or 56.8% below the $10.4 million recorded in the first half of 1993. A provision of $770,000 was recorded in the second quarter, compared with a provision of $4.7 million in the three months ended June 30, 1993. The reduced charges against earnings for possible losses were made possible by improvement in asset quality and the resultant lower level of actual charge-offs.

  On an annualized basis, net charge-offs as a percent of average loans outstanding were .04% for the first six months of this year, compared with .13% for the first half last year. For the second quarter, the ratio was .12% this year, compared with .10% in the year earlier quarter. At the end of June, nonperforming assets (nonaccrual and restructured loans and foreclosed property) totalled $33.3 million or .34% of total assets. This compares with nonperforming assets of $51.0 million (.57% of total assets) on June 30, 1993.

  The allowance for loan losses of $96.5 million was 1.44% of loans outstanding at the end of the quarter. This compares with an allowance of $89.1 million, or 1.48% of loans outstanding, a year earlier. The allowance was 4.77 times nonperforming loans on June 30, up from 3.04 times nonperforming loans at the end of the second quarter last year. In management's opinion, the allowance for loan losses on June 30 was adequate.

NONINTEREST INCOME

  Noninterest income for the first two quarters totalled $63.9 million, an increase of 15.3% from last year. Major categories of noninterest income include service charges on deposit accounts, mortgage banking income, trust income, gains on sales of securities and insurance commissions. All categories of noninterest income, other than gains on sales of securities, reported increases for the first six months of this year.

  Service charges on deposit accounts provide the largest amount of noninterest income. Service charges on deposit accounts increased $3.3 million or 17.6% to a total of $22.2 million for the first half of the year.

For the second quarter, the increase over the comparable quarter of 1993 was $1.4 million or 13.7%. The growth in service charges on deposit accounts was derived from increased fee schedules and growth in the average balances of noninterest-bearing deposits. Noninterest-bearing deposits including both personal and business accounts, represent the largest sources of service charges and commercial analysis fees. The average balance of noninterest-bearing demand deposits for the first six months was approximately $97.9 million or 13.7% above the level of the first six months of 1993.

  BB&T has developed a significant mortgage banking business, in recent years, with an emphasis on the origination and servicing of single family mortgages. This emphasis has been heightened and expanded by the acquisition of 14 thrifts during the period 1990-93. Income from mortgage banking activities totalled $8.2 million for the first six months of the year, an increase of 16.8% over the total of $7.0 million in the first half of last year. For the second quarter ended June 30, mortgage banking income totalled $2.9 million, compared with $2.8 million a year ago, an increase of 4.5%. There was a heavy volume of mortgage loan originations in 1993, as home mortgages were refinanced to take advantage of lower interest rates. As a result, BB&T recorded income from the origination and sale of mortgage loans totalling $4.6 million in the first half of 1993. The volume of originations has declined in 1994, although still historically higher than those experienced before 1993. Because of the lower volume of originations and less favorable interest rate movements, income from the origination and sale of mortgage loans declined to $2.6 million in the first six months of this year. Mortgage loan servicing fees were approximately $5.4 million for the first half of both 1994 and 1993.

  Through its trust division, BB&T offers both corporate and personal trust services. Trust revenues increased 14.7% for the first half of 1994 to a total of $5.9 million. For the second quarter, trust revenues totalled $3.0 million, compared with $2.7 million in the quarter ended June 30, 1993. Trust revenues also included approximately $526,000 in mutual fund management fees for the first half of this year.

  BB&T operates a statewide network of insurance agencies. Insurance commissions for the first six months totalled $6.3 million, an increase of 36.5% over the $4.6 million recorded in the first half of last year. In the second quarter, insurance revenues totalled $3.0 million, compared with $2.2 million in the same quarter last year. BB&T purchased four agencies in 1993 and added one additional agency in the first half of 1994. BB&T now operates 21 insurance offices in North Carolina.

  BB&T has offered investment brokerage services to its customers for many years. Beginning in 1992, BB&T began to expand its capabilities in investment sales and, in the fourth quarter of 1993, organized BB&T Investment Services, Inc. as a subsidiary of the North Carolina bank. BB&T expects to establish a second brokerage company as a subsidiary of its South Carolina bank in the third quarter. BB&T earned approximately $1.4 million in brokerage fees in the first half of this year, compared with $742,000 in the same period of 1993.

  Other operating income totalled $10.0 million this year, compared with $9.8 million in last year's first half. The biggest component of other operating income for the first six months was $2.4 million in amortized negative goodwill. In recent years BB&T recorded negative goodwill, (which represents the excess of net assets acquired over cost) in the acquisition of thrift institutions which had operated as mutual associations. Other operating income this year also includes $808,000 earned on life insurance policies on officers' lives, compared with $653,000 in the first two quarters last year. In the second quarter of 1993, BB&T recorded a gain of approximately $1.2 million from the sale of BB&T's interest in a credit card processing company.

NONINTEREST EXPENSE

  Noninterest expense for the first half of this year totalled $163.8 million, an increase of 15.1% over the $142.2 million recorded last year. For the second quarter, noninterest expense increased 11.3% to a total of $82.1 million from $73.8 million in the corresponding quarter last year. Personnel costs, including salaries, wages and fringe benefits represent the largest component of noninterest expense. Personnel costs totalled $81.8 million for the first six months, an increase of $11.5 million or 16.4% over the $70.3 million in the first six months of 1993. For the second quarter, personnel cost increased 9.6% from $36.2 million in 1993 to $39.7 million this year. For the first half of 1994, salaries and wages increased 15.8% while other personnel expense rose 18.9%. Aside from compensation paid to employees, the most significant change was an increase of $746,000 or 50.1% in pension plan expense. The cost of maintaining the pension plan was $2.2 million for the first half of 1994.

  The cost of maintaining facilities rose $2.5 million or 10.8% in the first half of 1994. Net occupancy expense rose 12.2% to a total of $11.7 million, while furniture and equipment expense rose 9.6% to a total of $13.7 million. Over the past 18 months, BB&T added 43 branches in acquisitions accounted for as purchases. BB&T also completed an addition to its operations center in Wilson in the second quarter of this year. The addition doubled the size of the operation facility. During the first half of this year BB&T completed its loan platform automation project and upgraded and significantly expanded the capabilities of its teller automation network. BB&T has closed six branches so far in 1994 and at the end of June operated 284 branches in North and South Carolina.

  Deposit insurance premiums paid to the FDIC represent a significant cost for financial institutions. Because of its strong performance and financial strength, BB&T pays the lowest rate for deposit insurance. Nevertheless, deposit insurance premiums increased 12.3% to a total of $8.4 million in the first six months of this year, up from $7.5 million last year. The increase was the result of growth in deposits, principally those added through acquisition.

  Other operating expense totalled $48.2 million in 1994, compared with $41.6 million in the six months ended June 30, 1993. This represents an increase of $6.6 million or 15.9%. The largest increase was $1.4 million in the amortization of goodwill. BB&T recorded goodwill of approximately $28 million in a purchase acquisition in the fourth quarter of 1993. Goodwill amortization totalled $1.8 million for the first six months. Other operating expense includes items such as postage, telephone expense, advertising, professional services, supplies, loans and lease expense, and deposit related expense, including the cost of checks.

FINANCIAL POSITION

  Growth has been relatively slow at BB&T over the past year. This has been particularly true for the first two quarters of 1994. Between June 30, 1993 and June 30, 1994, total assets grew approximately $992 million or 11.2%. Approximately $700 million of the growth during that 12 month period resulted from the acquisition of thrifts accounted for as purchases. For the year ended June 30, 1994, loans increased $684 million or 11.4%, while deposits rose $526 million or 7.6%.

  While the growth has not been strong at BB&T, the balance sheet continues to be financially solid with an emphasis on earnings capacity, good liquidity and a strong capital position. Earning assets continue to represent approximately 93.3% of total assets. Investment securities, including both those available for sale and those held to maturity, have remained steady at approximately 25% of total assets, while loans represent approximately 68% of total assets.

  BB&T continues to be very liquid, although short-term borrowed funds did increase to $1.15 billion at the end of June, compared with $1.02 billion a year earlier. At the end of the quarter, short-term borrowed funds included approximately $80 million of securities sold under agreements to repurchase and $173 million of master notes of BB&T Corporation. Repos and master notes represent core funding to BB&T in that substantially all the balances represent investable funds of customers in the cash management program. The loan to deposit ratio of BB&T did increase to 90.2% at the end of June, compared with 87.1% a year earlier and 88.4% at the end of 1993. However, BB&T considers its core funding to be deposits, securities sold under agreements to repurchase, master notes and long-term debt. The ratio of loans to core funding at the end of June was 82.9%, compared with 83.2% on June 30, 1993. In addition to the liquidity provided by core funding, BB&T's portfolio of approximately $2.5 billion in investment securities (which had an average maturity of one year seven months at the end of June and are comprised primarily of obligations of the U.S. Treasury and other investment grade securities) is a source of liquidity. BB&T's strong credit ratings also provide liquidity. Although federal funds purchased totalled $892 million on June 30, BB&T had unused federal funds lines in excess of $2.5 billion at that time and also unused lines of credit totalling $55 million. Finally, the retention of earnings provides liquidity. BB&T has maintained a return on equity in the range of 14-15% for several years and a dividend payout ratio of 30-35%. As a result, BB&T has been able to maintain a rate of internal capital generation in the range of 9-10%.

  BB&T has maintained and enhanced its traditionally strong equity and capital positions in recent years. The ratio of equity to assets at the end of June was 8.14%, compared with 8.59% a year earlier. Equity has been generated from acquisitions and the issuance of new shares, as well as the retentional funds generated from operations.

  Regulators use other ratios to measure the capital adequacy of financial institutions. The principal measures are the risk-based capital ratios. BB&T had a Tier 1 capital ratio of 12.26% and a total capital ratio of 13.52% on June 30. These ratios compare with 12.93% and 14.92%, respectively at the end of the second quarter last year. The minimum required Tier 1 capital ratio is 4% and the required total capital ratio is 8%. Regulators also use a leverage ratio to evaluate the capital adequacy of banks. The leverage ratio measures the relationship of tangible equity to tangible assets. The leverage ratio of BB&T was 7.96% on June 30 compared with 9.12% a year earlier. The required regulatory minimum is 3%.

DERIVATIVES

  BB&T uses hedging instruments to manage interest rate sensitivity and net interest income. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, collars, floors and ceilings. BB&T does not trade or speculate in derivatives, but uses them only as part of its asset/liability management strategy.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risk, but only provide the basis for calculating interest payments between the counterparties. On June 30, 1994, BB&T had outstanding derivative contracts with notional amounts totalling approximately $2 billion.

  The derivatives used at BB&T provide for the exchange of interest payments between counterparties--either variable for fixed or fixed for variable. Thus, the credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivative activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.

  On July 29, 1994, BB&T and Southern National Corporation (SNC) of Winston-Salem, North Carolina agreed to merge the two companies. The merger will be effected through the issuance of 1.45 shares of common stock of the surviving corporation for each outstanding share of BB&T common stock and 1.00 shares of common stock of the surviving corporation for each outstanding share of SNC common stock. The merger will be accounted for as a pooling-of-interests. At the end of June, SNC had total assets of approximately $8.2 billion and total shareholders' equity of approximately $594 million. The combined corporation will be named Southern National Corporation, while the combined subsidiary banks will be named Branch Banking and Trust Company and operate using the BB&T logo. The new corporation would become the 35th largest bank holding company in the United States and the sixth largest bank holding company in the Southeastern United States. Based on the FDIC Deposit Survey of June 30, 1993, (the latest date for which information is available), the combined bank would have the largest deposit share in North Carolina and the third largest deposit share in South Carolina.

  On June 30, BB&T also had pending a merger with Commerce Bank of Virginia Beach, Virginia, a $692 million commercial bank. BB&T will effect that merger by issuing approximately 4,000,000 shares of its common stock for all of the outstanding shares of Commerce.

TABLE 1

QUARTERLY EARNINGS SUMMARY

                           TWELVE MONTHS      1994                1993
                               ENDED     --------------- -----------------------
                             JUNE 30,    SECOND   FIRST  FOURTH   THIRD  SECOND
                               1994      QUARTER QUARTER QUARTER QUARTER QUARTER
                           ------------- ------- ------- ------- ------- -------
                                    ($ IN THOUSANDS, EXCEPT PER SHARE)
SUMMARY OF OPERATIONS
Interest income, taxable
 equivalent..............    $655,551    171,125 164,244 162,030 158,152 154,002
Interest expense.........     267,000     72,353  67,219  64,693  62,735  61,378
                             --------    ------- ------- ------- ------- -------
Net interest income, tax-
 able equivalent.........     388,551     98,772  97,025  97,337  95,417  92,624
Taxable equivalent ad-
 justment................      15,172      3,779   3,742   3,814   3,837   3,984
                             --------    ------- ------- ------- ------- -------
Net interest income......     373,379     94,993  93,283  93,523  91,580  88,640
Provision for loan loss-
 es......................      13,142        770   3,730   4,279   4,363   4,663
                             --------    ------- ------- ------- ------- -------
Net interest income after
 provision for loan loss-
 es......................     360,237     94,223  89,553  89,244  87,217  83,977
Noninterest income:
  Service charges on de-
   posit accounts........      44,088     11,318  10,848  11,260  10,662   9,955
  Commissions and fees...      59,104     15,768  16,128  14,390  12,818  11,040
  Gains on sales of secu-
   rities................       1,583        378     747     244     214     147
  Other operating income.      23,222      3,352   5,333   7,560   6,977   7,030
Noninterest expense:
  Personnel..............     159,170     39,712  42,068  39,170  38,220  36,234
  Premises and equipment.      51,809     12,707  12,646  13,798  12,658  11,803
  Other..................     112,123     29,705  26,938  28,675  26,805  25,781
                             --------    ------- ------- ------- ------- -------
Income before income tax-
 es......................     165,132     42,915  40,957  41,055  40,205  38,331
Income taxes.............      55,680     14,616  13,877  14,004  13,183  11,941
                             --------    ------- ------- ------- ------- -------
  Net income.............    $109,452     28,299  27,080  27,051  27,022  26,390
                             ========    ======= ======= ======= ======= =======
PER SHARE DATA
Net income:
  Primary................    $   3.00        .77     .74     .74     .74     .74
  Fully diluted..........        2.99        .77     .74     .74     .74     .73
Cash dividends...........        1.06        .27     .27     .27     .25     .25
Book value...............       22.17      22.17   22.01   21.90   21.49   21.13
Closing market price.....       31.25      31.25   29.13   33.25   33.88   34.38

TABLE 2

PROFITABILITY MEASURES

                                              1994                1993
                                         --------------- -----------------------
                                         SECOND   FIRST  FOURTH   THIRD  SECOND
                                         QUARTER QUARTER QUARTER QUARTER QUARTER
                                         ------- ------- ------- ------- -------
Return on average assets................   1.15%   1.12    1.14    1.20    1.25
Return on average equity................  14.28   13.76   13.69   14.05   14.47
Net interest margin.....................   4.28    4.27    4.38    4.53    4.68
Yield to break even.....................   2.26    2.30    2.36    2.44    2.54

TABLE 3

COMPOSITION OF LOAN PORTFOLIO

                                                    JUNE 30,       DECEMBER 31,
                                              -------------------- ------------
                                                 1994      1993        1993
                                              ---------- --------- ------------
                                                         (THOUSANDS)
Commercial real estate--nonowner occupied.... $  859,053   811,957    855,049
Residential real estate--construction,
 acquisition and development.................    414,768   375,885    403,923
Commercial real estate--owner occupied.......    979,999   836,267    910,602
Residential real estate--permanent...........  2,107,259 1,872,676  2,238,588
Commercial...................................    994,273   929,713    985,324
Consumer.....................................    677,458   571,855    663,641
Home equity lines............................    411,360   401,419    408,801
Credit card and related plans................    135,001   126,791    144,319
Other........................................    117,050    90,959     87,633
                                              ---------- ---------  ---------
                                              $6,696,221 6,017,522  6,697,880
                                              ========== =========  =========

TABLE 4

REAL ESTATE LOANS--RISK CATEGORIES--JUNE 30, 1994

                                                                               NONPERFORMING LOANS
                                                                               ----------------------
                                                       ACQUISITION
                                                           AND                               % OF
                                PERMANENT CONSTRUCTION DEVELOPMENT   TOTAL      AMOUNT     LOAN TYPE
                                --------- ------------ ----------- ----------  ---------- -----------
                                                           (THOUSANDS)
COMMERCIAL--NONOWNER OCCUPIED:
  Multi-family................  $278,168     25,601       10,248      314,017       1,022        .33%
  Hotels/motels...............    82,514      5,625          --        88,139       1,272       1.44
  Shopping centers/malls......    73,617      3,118       12,509       89,244         --         --
  Office buildings............   207,485     25,958        6,834      240,277         897        .37
  Warehouse/distribution/light
   industrial.................    57,921      5,460       13,090       76,471         443        .58
  Acquisition only............       --         --        50,905       50,905       2,750       5.40
                                --------    -------      -------   ----------  ----------   --------
    Total commercial--nonowner
     occupied.................   699,705     65,762       93,586      859,053       6,384        .74
                                --------    -------      -------   ----------  ----------   --------
RESIDENTIAL--CONSTRUCTION,
 ACQUISITION, AND DEVELOPMENT.       --     126,550      216,012      342,562       1,145        .33
                                --------    -------      -------   ----------  ----------   --------
    Total real estate.........  $699,705    192,312      309,598    1,201,615       7,529        .63%
                                ========    =======      =======   ==========  ==========   ========
TOTAL LOANS...................                                     $6,696,221      20,223        .30%
TOTAL REAL ESTATE/TOTAL LOANS.                                          17.94%      37.23

TABLE 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                              THREE MONTHS ENDED  SIX MONTHS ENDED   YEAR ENDED
                                   JUNE 30,           JUNE 30,      DECEMBER 31,
                              ------------------------------------- ------------
                                1994       1993     1994     1993       1993
                              ---------  ----------------- -------- ------------
                                                 (THOUSANDS)
Balance, beginning of peri-
 od.........................  $  97,697    84,660   93,315   77,889    77,889
Provision for loan losses...        770     4,663    4,500   10,406    19,048
Allowances of purchased com-
 panies.....................        --      1,277      --     4,525    10,560
                              ---------  -------- -------- --------   -------
                                 98,467    90,600   97,815   92,820   107,497
Loans charged off...........      3,695     2,970    5,529    6,192    20,187
Recoveries..................      1,752     1,498    4,238    2,500     6,005
                              ---------  -------- -------- --------   -------
  Net loans charged off.....      1,943     1,472    1,291    3,692    14,182
                              ---------  -------- -------- --------   -------
Balance, end of period......  $  96,524    89,128   96,524   89,128    93,315
                              =========  ======== ======== ========   =======
Net charge-offs (annualized)
 to average loans outstand-
 ing........................        .12%      .10      .04      .13       .24
Allowance for loan losses to
 loans outstanding at end of
 period.....................       1.44      1.48     1.44     1.48      1.40
Allowance for loan losses to
 nonperforming loans........       4.77x     3.04     4.77     3.04      2.76

TABLE 6

NONPERFORMING ASSETS AND PAST DUE LOANS

                                                       JUNE 30,     DECEMBER 31,
                                                    --------------- ------------
                                                     1994     1993      1993
                                                    -------  ------ ------------
                                                            (THOUSANDS)
Nonaccrual loans................................... $20,016  27,759    32,447
Restructured loans.................................     207   1,512     1,303
Foreclosed property................................  13,055  21,682    14,074
                                                    -------  ------    ------
  Total nonperforming assets....................... $33,278  50,953    47,824
                                                    =======  ======    ======
Total nonperforming assets to:
  Loans and foreclosed property....................     .50%    .84       .71
  Total assets.....................................     .34     .57       .48
                                                    =======  ======    ======
Accruing loans past due 90 days.................... $23,469  18,589    19,222
                                                    =======  ======    ======

TABLE 7

AVERAGE BALANCE SHEETS

                                              THREE MONTHS ENDED JUNE 30,
                             ---------------------------------------------------------------
                                          1994                            1993
                             ------------------------------- -------------------------------
                              AVERAGE    INCOME/   AVERAGE    AVERAGE    INCOME/   AVERAGE
                              BALANCE    EXPENSE  YIELD/RATE  BALANCE    EXPENSE  YIELD/RATE
                             ----------  -------- ---------- ----------  -------- ----------
                                                                  (THOUSANDS)
ASSETS
Loans......................  $6,619,968   135,165    8.19%   $5,766,696   119,040    8.28%
Securities:
 U. S. Government and oth-
  er.......................   2,451,863    32,263    5.28     1,972,461    30,624    6.23
 State and municipal.......     128,928     3,145    9.78       148,346     3,984   10.77
                             ----------  --------            ----------  --------
   Total securities........   2,580,791    35,408    5.50     2,120,807    34,608    6.55
Interest-bearing bank bal-
 ances.....................      30,628       315    4.13        22,167       168    3.04
Federal funds sold.........      23,691       237    4.01        31,364       186    2.38
                             ----------  --------            ----------  --------
   Total earning assets....   9,255,078   171,125    7.42     7,941,034   154,002    7.78
                             ----------  --------            ----------  --------
Allowance for loan losses..     (98,116)                        (87,055)
Net unrealized (losses) on
 securities available for
 sale......................     (20,418)                            --
Cash and due from banks,
 noninterest-bearing.......     315,041                         296,965
Bank premises and equip-
 ment......................     150,043                         116,380
Other assets...............     265,624                         207,740
                             ----------                      ----------
   Total assets............  $9,867,252                      $8,475,064
                             ==========                      ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings...................  $  871,579     5,469    2.52%   $  573,975     4,017    2.81%
 Interest checking.........   1,089,448     5,516    2.03       917,825     4,897    2.14
 Money rate savings........     781,169     4,902    2.52       820,525     5,185    2.53
 Certificates of deposit
  and other time deposits..   3,786,683    39,215    4.15     3,675,796    39,946    4.36
                             ----------  --------            ----------  --------
   Total interest-bearing
    deposits...............   6,528,879    55,102    3.39     5,988,121    54,045    3.62
Short-term borrowed funds..   1,201,211    11,701    3.91       768,145     5,635    2.94
Long-term debt.............     395,278     5,550    5.63       116,916     1,698    5.83
                             ----------  --------            ----------  --------
   Total interest-bearing
    liabilities............   8,125,368    72,353    3.57     6,873,182    61,378    3.58
                             ----------  --------            ----------  --------
Demand deposits, noninter-
 est-bearing...............     828,705                         759,718
Other liabilities..........     118,175                         110,564
Shareholders' equity.......     795,004                         731,600
                             ----------                      ----------
   Total liabilities and
    shareholders' equity...  $9,867,252                      $8,475,064
                             ==========                      ==========
Interest income and rate
 earned....................              $171,125    7.42%               $154,002    7.78%
Interest expense and rate
 paid......................                72,353    3.57                  61,378    3.58
Interest rate spread.......                          3.85                            4.20
NET INTEREST INCOME AND NET
 YIELD ON AVERAGE INTEREST-
 EARNING ASSETS............              $ 98,772    4.28%               $ 92,624    4.68%
                                         ========                        ========

                   SIX MONTHS ENDED JUNE 30,
 -----------------------------------------------------------------
              1994                              1993
 --------------------------------- -------------------------------
   AVERAGE     INCOME/   AVERAGE    AVERAGE    INCOME/   AVERAGE
   BALANCE     EXPENSE  YIELD/RATE  BALANCE    EXPENSE  YIELD/RATE
 ----------    -------- ---------- ----------  -------- ----------
                                      (THOUSANDS)
 $6,613,741     263,290    8.03%   $5,599,310   231,957    8.35%
  2,411,608      64,269    5.37     1,883,019    59,609    6.38
    131,243       6,436    9.89       151,254     8,063   10.75
 ----------    --------            ----------  --------
  2,542,851      70,705    5.61     2,034,273    67,672    6.71
     49,307         867    3.55        21,943       370    3.40
     29,548         507    3.46        28,849       347    2.43
 ----------    --------            ----------  --------
  9,235,447     335,369    7.32     7,684,375   300,346    7.88
 ----------    --------            ----------  --------
    (96,679)                          (84,986)
     (5,951)                              --
    319,555                           292,177
    149,346                           112,412
    244,921                           204,376
 ----------                        ----------
 $9,846,639                        $8,208,354
 ==========                        ==========
 $  874,239      11,075    2.55%   $  545,233     7,723    2.86%
  1,091,352      10,963    2.03       902,039     9,703    2.17
    785,510       9,414    2.42       812,324    10,500    2.61
  3,817,360      77,715    4.11     3,617,526    79,258    4.42
 ----------    --------            ----------  --------
  6,568,461     109,167    3.35     5,877,122   107,184    3.68
  1,174,666      20,660    3.55       668,316     9,758    2.94
    371,993       9,745    5.28       126,975     3,990    6.34
 ----------    --------            ----------  --------
  8,115,120     139,572    3.47     6,672,413   120,932    3.65
 ----------    --------            ----------  --------
    813,337                           715,432
    121,481                           116,112
    796,701                           704,397
 ----------                        ----------
 $9,846,639                        $8,208,354
 ==========                        ==========
               $335,369    7.32%               $300,346    7.88%
                139,572    3.47                 120,932    3.65
                           3.85                            4.23
               $195,797    4.28%               $179,414    4.71%
               ========                        ========

TABLE 8

NONINTEREST INCOME AND EXPENSE

                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                          -------------------------------------- --------------------------------------------
                                                     PERCENT OF
                                                      AVERAGE                                   PERCENT OF
                                           PERCENT     ASSETS                       PERCENT   AVERAGE ASSETS
                                           INCREASE  -----------                    INCREASE  ---------------
                           1994     1993  (DECREASE) 1994  1993    1994     1993   (DECREASE)  1994    1993
                          -------  ------ ---------- ----- ----- --------  ------- ---------- ------- -------
                                                             (THOUSANDS)
NONINTEREST INCOME
Service charges on
 deposit accounts.......  $11,318   9,955   13.7 %     .46   .47 $ 22,166   18,842   17.6 %       .45     .46
Other service charges,
 commissions and fees...    5,123   4,345    17.9      .21   .20   10,203    8,683    17.5        .21     .21
Mortgage banking income.    2,935   2,808     4.5      .12   .13    8,221    7,040    16.8        .17     .17
Gains on sales of secu-
 rities.................      378     147   157.1      .02   .01    1,125    1,262   (10.9)       .02     .03
Trust income............    3,008   2,683    12.1      .12   .13    5,860    5,111    14.7        .12     .13
Insurance commissions...    2,977   2,152    38.3      .12   .10    6,301    4,616    36.5        .13     .12
Other operating income..    5,077   6,082   (16.5)     .20   .29    9,996    9,848     1.5        .21     .24
                          -------  ------   -----    ----- ----- --------  -------   -----    ------- -------
                          $30,816  28,172    9.4 %    1.25  1.33 $ 63,872   55,402   15.3 %      1.31    1.36
                          =======  ======   =====    ===== ===== ========  =======   =====    ======= =======
NONINTEREST EXPENSE
Salaries and wages......  $31,611  29,101    8.6 %    1.29  1.38 $ 64,788   55,958   15.8 %      1.32    1.37
Other personnel expense.    8,101   7,133    13.6      .33   .34   16,992   14,296    18.9        .35     .35
Net occupancy expense...    5,749   5,346     7.5      .23   .25   11,690   10,421    12.2        .24     .26
Furniture and equipment
 expense................    6,958   6,457     7.8      .28   .30   13,663   12,467     9.6        .28     .31
Deposit insurance
 premiums...............    4,225   3,799    11.2      .17   .18    8,432    7,507    12.3        .17     .18
Other operating expense.   25,480  21,982    15.9     1.04  1.04   48,211   41,599    15.9        .99    1.02
                          -------  ------   -----    ----- ----- --------  -------   -----    ------- -------
                          $82,124  73,818   11.3 %    3.34  3.49 $163,776  142,248   15.1 %      3.35    3.49
                          =======  ======   =====    ===== ===== ========  =======   =====    ======= =======
EFFICIENCY RATIO........    63.56%  61.18                           63.35%   60.91
                          =======  ======                        ========  =======

TABLE 9

SELECTED RATIOS

                                              1994                 1993
                                         ---------------- -----------------------
                                         SECOND    FIRST  FOURTH   THIRD  SECOND
                                         QUARTER  QUARTER QUARTER QUARTER QUARTER
                                         -------  ------- ------- ------- -------
CAPITAL ADEQUACY
Average equity to average assets.......    8.06%    8.13    8.33    8.58    8.63
Equity to assets at period end.........    8.14     7.99    8.08    8.55    8.59
Risk-based capital ratios:
  Tier 1 capital.......................   12.26    12.11   11.94   12.80   12.93
  Total capital........................   13.52    13.41   13.73   14.77   14.92
Tier 1 leverage ratio..................    7.96     7.79    8.05    8.52    9.12
LIQUIDITY
Average loans to:
  Average deposits.....................   89.97%   89.21   89.44   88.93   85.46
  Average deposits and short-term bor-
   rowed funds.........................   77.35    77.24   78.13   77.97   76.73
STOCK PERFORMANCE
Market price (period end)..............  $31.25    29.13   33.25   33.88   34.38
Price/earnings ratio (based on quarter
 end stock price and trailing 12 months
 fully diluted earnings per share).....   10.45x    9.87   11.43   12.74   13.38
Price/book ratio (period end)..........    1.41     1.32    1.52    1.58    1.63

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BB&T Financial Corporation
                                           (Registrant)


                                          By:   /s/ Scott E. Reed
                                               ---------------------------------
                                                         Scott E. Reed
                                                Senior Executive Vice President
                                                  and Chief Financial Officer

Date: August 15, 1994

PAGE

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits

                                 EXHIBIT INDEX

Exhibit No.            Description of Exhibit                   Reference
- - --------------------------------------------------------------------------------
(4)(a)         Definitive Form of Certificate for common
               stock, $2.50 par value, of Registrant          Exhibit "B"/1/
(10)(a)        Form of Branch Banking and Trust Company
               Long Term Incentive Plan                       Exhibit (19)/2/
(10)(b)        Form of Branch Banking and Trust Company
               Executive Incentive Compensation Plan          Exhibit (10)(b)/3/
(10)(c)        Form of BB&T Financial Corporation Non-
               Employee Director Stock Option Plan            Exhibit (10)(c)/4/
(11)           Statement re Computation of Per Share
               Earnings                                       Filed Herewith



(1). Incorporated by reference to the identified exhibit under Registrant's Form 10-Q, File No. 2-50199, filed October 14, 1979.

(2). Incorporated by reference to the identified exhibit under Registrant's Form 10-Q, File No. 0-7871, filed May 14, 1991.

(3). Incorporated by reference to the identified exhibit under Registrant's Form 10-K, File No. 0-7871, filed February 22, 1985.

(4). Incorporated by reference to the identified exhibit under Registrant's Form 10-K, File No. 0-7871, filed March 16, 1992.

(b). Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1994.