Form 10-Q
period 1994-09-30
BB&T FINANCIAL CORP
filed 1994-11-14
CIK 13839

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                                              --------  --------

                         COMMISSION FILE NUMBER 0-7871
                                                ------

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

                                 (919) 399-4291
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.50 PAR VALUE                            36,519,514
                                                 (SHARES OUTSTANDING AS OF
                                                     SEPTEMBER 30, 1994)

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                           BB&T FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
          Consolidated Balance Sheets                                         1
          Consolidated Statements of Income                                   2
          Consolidated Statements of Shareholders' Equity                     3
          Consolidated Statements of Cash Flows                               4
          Notes to Consolidated Financial Statements                          5

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            6-10
          Supplemental Financial Information                              11-16

 PART II--OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                   18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                        SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                            1994          1993         1993
                                        ------------- ------------ -------------
                                           ($ IN THOUSANDS, EXCEPT PER SHARE)
                ASSETS
Cash and due from banks...............   $   413,707     355,818       342,265
Interest-bearing bank balances........        18,302      79,663        25,404
Federal funds sold....................        15,900      35,050        14,200
Securities available for sale (at fair
 value in 1994, fair value in 1993 of
 $737,611, and $563,127,
 respectively)........................     2,311,390     726,658       549,112
Securities held to maturity (fair
 value of $105,662, $1,722,284, and
 $1,725,318 respectively).............       101,786   1,701,317     1,698,408
Loans.................................     6,986,594   6,688,332     6,145,688
Less allowance for loan losses........        95,344      93,315        89,783
                                         -----------   ---------     ---------
    Net loans.........................     6,891,250   6,595,017     6,055,905
Bank premises and equipment...........       150,233     147,666       130,128
Accrued interest receivable...........        70,764      63,607        66,713
Other assets..........................       214,502     162,602       144,873
                                         -----------   ---------     ---------
    Total assets......................   $10,187,834   9,867,398     9,027,008
                                         ===========   =========     =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.................   $   893,981     861,786       828,228
  Interest-bearing....................     6,602,758   6,704,154     6,050,572
                                         -----------   ---------     ---------
    Total deposits....................     7,496,739   7,565,940     6,878,800
Short-term borrowed funds.............     1,258,768   1,046,789       962,332
Long-term debt........................       490,790     350,736       311,778
Other liabilities.....................       113,986     106,949       101,987
                                         -----------   ---------     ---------
    Total liabilities.................     9,360,283   9,070,414     8,254,897
Shareholders' equity:
Common stock $2.50 par value,
 100,000,000 shares authorized; shares
 issued of 36,519,514, 36,398,619 and
 35,934,365, respectively.............        91,299      90,997        89,836
Paid-in capital.......................       284,940     286,774       276,440
Retained earnings.....................       484,273     425,667       410,561
Less loan to employee stock ownership
 plan.................................         4,419       4,419         4,726
Less unvested restricted stock........         1,908       2,035           --
Net unrealized (losses) on securities
 available for sale...................       (26,634)        --            --
                                         -----------   ---------     ---------
    Total shareholders' equity........       827,551     796,984       772,111
                                         -----------   ---------     ---------
    Total liabilities and
     shareholders' equity.............   $10,187,834   9,867,398     9,027,008
                                         ===========   =========     =========

                  BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------- ---------------------
                                        1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
                                         ($ IN THOUSANDS, EXCEPT PER SHARE)
INTEREST INCOME
Interest on loans..................  $  144,631    122,737 $  406,747    353,423
Interest and dividends on securi-
 ties:
  Taxable..........................      28,488     28,671     88,808     84,808
  Tax exempt.......................       1,801      2,403      5,839      7,482
Interest on short-term investments.         624        505      1,998      1,222
                                     ---------- ---------- ---------- ----------
    Total interest income..........     175,544    154,316    503,392    446,935
                                     ---------- ---------- ---------- ----------
INTEREST EXPENSE
Interest on deposits...............      59,217     52,578    168,384    159,763
Interest on short-term borrowed
 funds.............................      13,286      7,278     33,946     17,036
Interest on long-term debt.........       5,642      2,880     15,387      6,870
                                     ---------- ---------- ---------- ----------
    Total interest expense.........      78,145     62,736    217,717    183,669
                                     ---------- ---------- ---------- ----------
NET INTEREST INCOME................      97,399     91,580    285,675    263,266
Provision for loan losses..........         750      4,363      5,250     14,769
                                     ---------- ---------- ---------- ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES...................      96,649     87,217    280,425    248,497
                                     ---------- ---------- ---------- ----------
NONINTEREST INCOME
Service charges on deposit ac-
 counts............................      11,279     10,662     33,445     29,504
Other service charges, commissions
 and fees..........................       5,725      4,559     15,928     13,242
Mortgage banking income............       2,875      4,950     11,096     11,990
Gains on sales of securities.......         995        214      2,120      1,476
Trust income.......................       3,185      2,839      9,045      7,950
Insurance commissions..............       3,124      2,767      9,425      7,383
Other operating income.............       6,344      4,680     16,340     14,528
                                     ---------- ---------- ---------- ----------
    Total noninterest income.......      33,527     30,671     97,399     86,073
                                     ---------- ---------- ---------- ----------
NONINTEREST EXPENSE
Salaries and wages.................      32,056     31,414     96,844     87,372
Other personnel expense............       8,495      6,806     25,487     21,102
Net occupancy expense..............       5,932      5,765     17,622     16,186
Furniture and equipment expense....       6,430      6,893     20,093     19,360
Deposit insurance premiums.........       4,156      3,794     12,588     11,301
Other operating expense............      23,100     23,011     71,311     64,610
                                     ---------- ---------- ---------- ----------
    Total noninterest expense......      80,169     77,683    243,945    219,931
                                     ---------- ---------- ---------- ----------
INCOME BEFORE INCOME TAXES.........      50,007     40,205    133,879    114,639
Income taxes.......................      17,800     13,183     46,293     36,678
                                     ---------- ---------- ---------- ----------
NET INCOME.........................  $   32,207     27,022 $   87,586     77,961
                                     ========== ========== ========== ==========
NET INCOME PER SHARE
Primary............................  $      .88        .74 $     2.39       2.21
Fully diluted......................         .88        .74       2.39       2.17
                                     ========== ========== ========== ==========
AVERAGE NUMBER OF SHARES AND
 EQUIVALENT SHARES
Primary............................  36,771,045 36,454,962 36,627,132 35,280,533
Fully diluted......................  36,771,045 36,461,966 36,627,132 36,042,790
                                     ========== ========== ========== ==========

                  BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    LOAN TO             NET UNREALIZED
                                                                   EMPLOYEE             GAINS (LOSSES)
                            COMMON                                   STOCK    UNVESTED  ON SECURITIES      TOTAL
                            SHARES     COMMON   PAID-IN  RETAINED  OWNERSHIP RESTRICTED   AVAILABLE    SHAREHOLDERS'
                          OUTSTANDING   STOCK   CAPITAL  EARNINGS    PLAN      STOCK       FOR SALE       EQUITY
                          -----------  -------  -------  --------  --------- ---------- -------------- -------------
                                                    ($ IN THOUSANDS, EXCEPT PER SHARE)
Balance, January 1,
 1993...................  26,311,915   $65,780  187,671  310,395    (2,938)       --           --         560,908
Equity at January 1,
 1993 of pooled
 companies acquired in
 1993 and 1994..........   6,373,015    15,933   29,552   47,637       --         --           --          93,122
                          ----------   -------  -------  -------    ------     ------      -------        -------
Balance, January 1, 1993
 as restated............  32,684,930    81,713  217,223  358,032    (2,938)       --           --         654,030
Net income..............         --        --       --    77,961       --         --           --          77,961
Cash dividends paid
 ($.75 per share).......         --        --       --   (22,519)      --         --           --         (22,519)
Common stock issued by
 pooled companies prior
 to merger..............      92,769       231      873      --        --         --           --           1,104
Cash dividends paid by
 pooled companies prior
 to merger..............         --        --       --    (2,914)      --         --           --          (2,914)
Common stock issued:
 Dividend reinvestment
  plan..................     189,328       473    5,614      --        --         --           --           6,087
 Employee benefit and
  stock option plans....     390,728       977    9,947      --        --         --           --          10,924
 Conversion of deben-
  tures.................   1,916,084     4,790   28,521      --        --         --           --          33,311
 Acquisitions...........     829,344     2,074   21,035      --        --         --           --          23,109
 Offerings..............     507,182     1,268   14,029      --        --         --           --          15,297
Loan to employee stock
 ownership plan.........         --        --       --       --     (1,788)       --           --          (1,788)
Redemption of common
 stock..................    (676,000)   (1,690) (20,801)     --        --         --           --         (22,491)
                          ----------   -------  -------  -------    ------     ------      -------        -------
 Balance, September 30,
  1993..................  35,934,365   $89,836  276,441  410,560    (4,726)       --           --         772,111
                          ==========   =======  =======  =======    ======     ======      =======        =======
Balance, January 1,
 1994...................  32,476,387   $81,191  266,822  401,953    (4,419)    (2,035)         --         743,512
Equity at January 1,
 1994 of pooled company
 acquired in 1994.......   3,922,232     9,806   19,952   23,714       --         --           --          53,472
                          ----------   -------  -------  -------    ------     ------      -------        -------
Balance, January 1, 1994
 as restated............  36,398,619    90,997  286,774  425,667    (4,419)    (2,035)         --         796,984
Adjustment of securities
 available for sale to
 fair value at January
 1......................         --        --       --       --        --         --         9,286          9,286
Net income..............         --        --       --    87,586       --         --           --          87,586
Cash dividends paid
 ($.83 per share).......         --        --       --   (27,920)      --         --           --         (27,920)
Common stock issued by
 pooled company prior to
 merger.................      14,409        36      393      --        --         --           --             429
Cash dividends paid by
 pooled company prior to
 merger.................         --        --       --    (1,060)      --         --           --          (1,060)
Common stock issued:
 Dividend reinvestment
  plan..................      81,495       204    2,142      --        --         --           --           2,346
 Employee benefit and
  stock option plans....     396,149       990    9,610      --        --         --           --          10,600
 Acquisitions...........      73,842       185     (256)     --        --         --           --             (71)
Unvested restricted
 stock..................         --        --       --       --        --         127          --             127
Redemption of common
 stock..................    (445,000)   (1,113) (13,723)     --        --         --           --         (14,836)
Change in net unrealized
 gains (losses) on secu-
 rities available for
 sale...................         --        --       --       --        --         --       (35,920)       (35,920)
                          ----------   -------  -------  -------    ------     ------      -------        -------
 Balance, September 30,
  1994..................  36,519,514   $91,299  284,940  484,273    (4,419)    (1,908)     (26,634)       827,551
                          ==========   =======  =======  =======    ======     ======      =======        =======

                  BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                             1994       1993
                                                          ----------  --------
                                                              (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received........................................ $  498,183   442,856
Noninterest income received..............................     86,253    83,995
Interest paid............................................   (216,719) (189,032)
Noninterest expense paid.................................   (225,255) (208,644)
Income taxes paid........................................    (76,883)  (43,304)
                                                          ----------  --------
    Net cash provided by operating activities............     65,579    85,871
                                                          ----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale.....    466,500   166,397
Proceeds from maturities or calls of securities..........    509,162   441,298
Purchase of securities................................... (1,002,694) (782,877)
Net decrease in loans....................................   (307,487) (453,800)
Proceeds from sales of premises and equipment............      3,178     1,181
Purchases of property and equipment......................    (19,093)  (35,127)
Proceeds from sales of foreclosed properties.............      9,428    20,392
Cash of companies acquired, net..........................        --     42,591
Purchase of officers' life insurance policies............        --    (30,000)
Other....................................................        949   (10,198)
                                                          ----------  --------
    Net cash used in investing activities................   (340,057) (640,143)
                                                          ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, interest
 checking and savings accounts...........................   (104,300)   98,925
Net increase (decrease) in certificates of deposit and
 other time deposits.....................................     34,563   (67,163)
Net increase in short-term borrowed funds................    211,980   319,521
Net increase in long-term debt...........................    140,054   201,643
Proceeds from issuance of common stock...................     13,375    31,387
Redemption of common stock...............................    (14,836)  (22,491)
Dividends paid...........................................    (28,980)  (25,433)
                                                          ----------  --------
    Net cash provided by financing activities............    251,856   536,389
                                                          ----------  --------
Net decrease in cash and cash equivalents................    (22,622)  (17,883)
Cash and cash equivalents on January 1...................    470,531   399,752
                                                          ----------  --------
Cash and cash equivalents on September 30................ $  447,909   381,869
                                                          ==========  ========
Supplemental Disclosure of Noncash Investing Activities
Common stock issued:
  Purchased company...................................... $      --     22,298
  Employee benefit plans.................................        --      1,788
  Conversion of debentures...............................        --     33,311
Loans transferred to foreclosed properties............... $   10,522    11,694
                                                          ==========  ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BB&T FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 2. PENDING MERGERS

  At September 30, 1994, BB&T had an agreement to merge with Commerce Bank of Virginia Beach, Virginia. The merger of Commerce will be accounted for as a pooling-of-interests and approximately 4,000,000 shares of BB&T common stock will be issued for all of the outstanding stock of Commerce. At the end of September, Commerce had total assets of approximately $700 million and shareholders' equity of approximately $47 million.

  On July 29, 1994, BB&T and Southern National Corporation (SNC) of Winston-Salem, North Carolina entered a definitive agreement of merger providing for the merger of the two companies. The merger will be accounted for as a pooling-of-interests. To effect the merger, BB&T shareholders will receive 1.45 shares of common stock of the surviving company for each outstanding share of BB&T common stock and SNC shareholders will receive 1.00 shares for each outstanding share of SNC common stock. At September 30, SNC had total assets of approximately $8.5 billion and total shareholders' equity of approximately $609 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

  The following discussion and analysis is intended to assist in understanding BB&T's results of operations and changes in financial position for the nine months and third quarter ended September 30, 1994. This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental financial data contained herein.

  On June 30, 1994, BB&T acquired L.S.B. Bancshares, Inc. of South Carolina in a transaction accounted for as a pooling-of-interests. Accordingly, the financial information contained herein has been restated to include the operations of L.S.B. for all periods presented.

OVERVIEW

  Net income for the nine months ended September 30 totalled $87.6 million, compared with $78.0 million in 1993, an increase of 12.3%. Fully diluted net income per share for the period was $2.39, compared with $2.17 for 1993.

  Consolidated net income for the third quarter totalled $32.2 million, $.88 per share, compared with $27.0 million, $.74 per share for the same quarter of 1993.

  On an annualized basis, the return on average assets was 1.18% for the first nine months of this year, compared with 1.23% for the same period of 1993. For the third quarter, the ROA was 1.28%, compared with 1.20% in the same quarter last year. The annualized returns on average shareholders' equity were 14.59% for the first nine months of 1994 and 15.71% for the third quarter, compared with 14.39% and 14.05%, respectively, in 1993.

NET INTEREST INCOME

  Net interest income for the first nine months totalled $285.7 million. This represented an increase of $22.4 million or 8.5% over the $263.3 million recorded for the first nine months of 1993. For the quarter ended September 30, net interest income increased $5.8 million or 6.4%.

  After several years of declining market rates of interest, there was a reversal of this trend late in 1993, and there have been significant increases in interest rates over the four most recent quarters. As a result, BB&T has experienced compression in its net interest spreads and net interest margins and a lower rate of growth in net interest income.

  The yield on average earning assets declined from 7.75% for the first nine months of 1993 to 7.42% for the first three quarters of this year. There are two primary reasons for the decline in yields on assets. First, while the prime rate of interest and rates in general have increased in 1994, loans which were added to the portfolios in the latter half of 1993 were priced at lower rates than those which were rolling off. This was true for both consumer loans and mortgage loans. Also, BB&T added a significant volume (increased average balance of approximately $119 million for the first nine months) of variable rate mortgages, which have lower rates of interest for the first year.

  The second factor leading to the lower yield on assets was the rollover in the portfolios of investment securities. The average life of the portfolios of securities at BB&T is relatively short (BB&T generally invests in U.S. Treasury obligations with maturities of 2-5 years). Securities with yields of 6-8% matured in the second half of 1993 and were replaced with securities with yields of 4-5%. As a result, the average taxable equivalent yield on investment securities was 5.52% for the first nine months of this year, down from 6.51% for the comparable period last year.

  The average cost of interest-bearing liabilities of 3.58% for the first nine months of this year was unchanged from last year. The average cost of all categories of deposits was down in the first nine months of this year, with the average cost of deposits declining to 3.42% from 3.60%. However, the average cost of short-term borrowed funds increased from 2.97% to 3.84% in the first nine months of this year, an increase of 87 basis points. The average balance of short-term borrowed funds was $1.18 billion for the first nine months of this year, compared with $766.7 million for the same period last year. Moreover, although the average cost of long-term debt was 31 basis points lower than for the first nine months of last year, the average cost of 5.44% was greater than the average cost of either deposits or short-term borrowed funds.

  BB&T uses various hedging instruments to manage its net interest income. The primary instruments used are interest rate swaps, collars, floors and ceilings. The hedging activities contributed $2.6 million to net interest income for the first nine months this year, compared with $14.6 million last year. (See "OFF-BALANCE SHEET DERIVATIVES ACTIVITIES").

  As a result of all of these factors, taxable equivalent net interest income increased 8.1% for the first three quarters of 1994, while average earning assets rose 17.3% and average interest-bearing liabilities were up 18.7%.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

  BB&T's subsidiaries maintain allowances for loan losses to absorb potential future losses. Provisions for loan losses are charged against earnings to maintain the allowances at appropriate levels.

  The provision for loan losses for the first nine months of this year was $5.3 million and was approximately $9.5 million or 64.5% below the $14.8 million recorded in the first nine months of 1993. A provision of $750,000 was recorded in the third quarter, compared with a provision of $4.4 million in the three months ended September 30, 1993. The reduced charges against earnings for possible losses were made possible by improvement in asset quality and the resultant lower level of actual charge-offs.

  On an annualized basis, net charge-offs as a percent of average loans outstanding were .06% for the first nine months of this year, compared with .18% for the first nine months of last year. For the third quarter, the ratio was .11% this year, compared with .25% in the year earlier quarter. At the end of September, nonperforming assets (nonaccrual and restructured loans and foreclosed property) totalled $28.4 million or .28% of total assets. This compares with nonperforming assets of $45.8 million (.51% of total assets) on September 30, 1993.

  The allowance for loan losses of $95.3 million was 1.36% of loans outstanding at the end of the quarter. This compares with an allowance of $89.8 million, or 1.46% of loans outstanding, a year earlier. The allowance was 5.80 times nonperforming loans on September 30, up from 3.12 times nonperforming loans at the end of the third quarter last year. In management's opinion, the allowance for loan losses on September 30 was adequate.

NONINTEREST INCOME

  Noninterest income for the first three quarters totalled $97.4 million, an increase of 13.2% from last year. Major categories of noninterest income include service charges on deposit accounts, mortgage banking income, trust income, gains on sales of securities and insurance commissions. All categories of noninterest income, other than mortgage banking income, reported increases for the first nine months of this year.

  Service charges on deposit accounts provide the largest amount of noninterest income. Service charges on deposit accounts increased $3.9 million or 13.4% to a total of $33.4 million for the first nine months of the year. For the third quarter, the increase over the comparable quarter of 1993 was $617,000 or 5.8%. The growth in service charges on deposit accounts was derived from increased fee schedules and growth in the average balances of noninterest-bearing deposits. Noninterest-bearing deposits including both personal and business accounts, represent the largest sources of service charges and commercial analysis fees. The average balance of noninterest-bearing demand deposits for the first nine months was approximately $80.8 million or 10.9% above the level of the first nine months of 1993.

  BB&T has developed a significant mortgage banking business, in recent years, with an emphasis on the origination and servicing of single family mortgages. This emphasis has been heightened and expanded by the acquisition of 14 thrifts during the period 1990-93. Income from mortgage banking activities totalled $11.1 million for the first nine months of the year, compared to $12.0 million for 1993. For the third quarter ended September 30, mortgage banking income totalled $2.9 million, compared with $5.0 million a year ago. There was a heavy volume of mortgage loan originations in 1993, as home mortgages were refinanced to take advantage of lower interest rates. As a result, BB&T recorded income from the origination and sale of mortgage loans totalling $9.4 million in the first nine months of 1993. The volume of originations has declined in 1994, although still historically higher than those experienced before 1993. Because of the lower volume of originations and less favorable interest rate movements, income from the origination and sale of mortgage loans declined to $2.9 million in the first nine months of this year. Mortgage loan servicing fees were approximately $8 million for the first nine months of both 1994 and 1993. In 1993 large amounts of loan repayments made it necessary for BB&T to accelerate the amortization of its mortgage loan excess servicing asset. During the first nine months of last year BB&T charged-off approximately $5.5 million of its excess servicing asset.

  Through its trust division, BB&T offers both corporate and personal trust services. Trust revenues increased 13.8% for the first nine months of 1994 to a total of $9.0 million. For the third quarter, trust revenues totalled $3.2 million, compared with $2.8 million in the quarter ended September 30, 1993. Trust revenues also included approximately $815,000 in mutual fund management fees for the first nine months of this year.

  BB&T operates a statewide network of insurance agencies. Insurance commissions for the first nine months totalled $9.4 million, an increase of 27.7% over the $7.4 million recorded in the first nine months of last year. The third quarter, insurance revenues totalled $3.1 million, compared with $2.8 million in the third quarter last year. BB&T purchased four agencies in 1993 and added one additional agency in the first half of 1994. BB&T now operates 20 insurance offices in North Carolina.

  BB&T has offered investment brokerage services to its customers for many years. Beginning in 1992, BB&T began to expand its capabilities in investment sales and, in the fourth quarter of 1993, organized BB&T Investment Services, Inc. as a subsidiary of the North Carolina Bank. BB&T established a second brokerage company, BB&T Investment Services of South Carolina, Inc. as a subsidiary of its South Carolina bank in the third quarter. BB&T earned approximately $2.4 million in brokerage fees in the first nine months of 1994, compared with $1.2 million in the same period of 1993.

  Other operating income totalled $16.3 million this year, compared with $14.5 million in last year's first nine months. The biggest component of other operating income for the first nine months was $3.9 million in amortized negative goodwill. In recent years BB&T recorded negative goodwill, (which represents the excess of net assets acquired over cost) in the acquisition of thrift institutions which had operated as mutual associations. Other operating income this year also includes $1.2 million earned on life insurance policies on officers' lives, compared with $1.1 million in the first three quarters last year. In the third quarter of 1994, BB&T recorded a gain of approximately $800,000 from the sale of bankcard accounts.

NONINTEREST EXPENSE

  Noninterest expense for the first nine months of this year totalled $243.9 million, an increase of 10.9% over the $219.9 million recorded last year. For the third quarter, noninterest expense increased 3.2% to a total of $80.2 million from $77.7 million in the corresponding quarter last year. Personnel costs, including salaries, wages and fringe benefits represent the largest component of noninterest expense. Personnel costs totalled $122.3 million for the first nine months, an increase of $13.9 million or 12.8% over the $108.5 million in the first nine months of 1993. For the third quarter, personnel cost increased 6.1% from $38.2 million in 1993 to $40.6 million this year. For the first nine months of 1994, salaries and wages increased 10.8% while other personnel expense rose 20.8%. Aside from compensation paid to employees, the most significant change was an increase of $1.5 million or 81.8% in pension plan expense. The cost of maintaining the pension plan was $3.4 million for the first nine months of 1994.

  The cost of maintaining facilities rose $2.2 million or 6.1% in the first nine months of 1994. Net occupancy expense rose 8.9% to a total of $17.6 million, while furniture and equipment expense rose 3.8% to a total of $20.1 million. Over the past 18 months, BB&T added 43 branches in acquisitions accounted for as purchases. BB&T also completed an addition to its operations center in Wilson in the second quarter of this year. The addition doubled the size of the operation facility. During the first half of this year BB&T completed its loan platform automation project and upgraded and significantly expanded the capabilities of its teller automation network. BB&T has closed ten branches so far in 1994 and at the end of September operated 280 branches in North and South Carolina.

  Deposit insurance premiums paid to the FDIC represent a significant cost for financial institutions. Because of its strong performance and financial strength, BB&T pays the lowest rate for deposit insurance. Nevertheless, deposit insurance premiums increased 11.4% to a total of $12.6 million in the first nine months of this year, up from $11.3 million last year. The increase was the result of growth in deposits, principally those added through acquisition.

  Other operating expense totalled $71.3 million in 1994, compared with $64.6 million in the nine months ended September 30, 1993. This represents an increase of $6.7 million or 10.4%. The largest increase was $2.1 million in the amortization of goodwill. BB&T recorded goodwill of approximately $28 million in a purchase acquisition in the fourth quarter of 1993. Goodwill amortization totalled $2.9 million for the first nine months. Other operating expense includes items such as postage, telephone expense, advertising, professional services, supplies, loans and lease expense, and deposit related expense, including the cost of checks.

FINANCIAL POSITION

  Growth has been relatively slow at BB&T over the past year. This has been particularly true for the first three quarters of 1994. Between September 30, 1993 and September 30, 1994, total assets grew approximately $1.2 billion or 12.9%. Approximately $700 million of the growth during that 12 month period resulted from the acquisition of thrifts accounted for as purchases. For the twelve months ended September 30, 1994, loans increased $841 million or 13.7%, while deposits rose $618 million or 9.0%.

  While the growth has not been strong at BB&T, the balance sheet continues to be financially solid with an emphasis on earnings capacity, good liquidity and a strong capital position. Earning assets continue to represent approximately 92.6% of total assets. Investment securities, including both those available for sale and those held to maturity, have remained steady at approximately 24% of total assets, while loans represent approximately 69% of total assets.

  BB&T continues to be very liquid, although short-term borrowed funds did increase to $1.26 billion at the end of September, compared with $962 million a year earlier. At the end of the quarter, short-term borrowed funds included approximately $71 million of securities sold under agreements to repurchase and $184 million of master notes of BB&T Corporation. Repos and master notes represent core funding to BB&T in that substantially all the balances represent investable funds of customers in the cash management program. The loan to deposit ratio of BB&T did increase to 93.2% at the end of September, compared with 89.3% twelve months earlier and 88.4% at the end of 1993. However, BB&T considers its core funding to be deposits, securities sold under agreements to repurchase, master notes and long-term debt. The ratio of loans to core funding at the end of September was 84.8%, compared with 81.7% on September 30, 1993. In addition to the liquidity provided by core funding, BB&T's portfolio of approximately $2.4 billion in investment securities (which had an average maturity of one year ten months at the end of September and are comprised primarily of obligations of the U.S. Treasury and other investment grade securities) is a source of liquidity. BB&T's strong credit ratings also provide liquidity. Although federal funds purchased totalled $1.0 billion on September 30, BB&T had unused federal funds lines in excess of $3.5 billion at that time and also unused lines of credit totalling $55 million. Finally, the retention of earnings provides liquidity. BB&T has maintained a return on equity in the range of 14-15% for several years and a dividend payout ratio of 30-35%. As a result, BB&T has been able to maintain a rate of internal capital generation in the range of 9-10%.

  BB&T has maintained and enhanced its traditionally strong equity and capital positions in recent years. The ratio of equity to assets at the end of September was 8.12%, compared with 8.55% a year earlier. Equity has been generated from acquisitions and the issuance of new shares, as well as the retentional funds generated from operations.

  Regulators use other ratios to measure the capital adequacy of financial institutions. The principal measures are the risk-based capital ratios. BB&T had a Tier 1 capital ratio of 12.21% and a total capital ratio of 13.46% on September 30. These ratios compare with 12.80% and 14.77%, respectively at the end of the third quarter last year. The minimum required Tier 1 capital ratio is 4% and the required total capital ratio is 8%. Regulators also use a leverage ratio to evaluate the capital adequacy of banks. The leverage ratio measures the relationship of tangible equity to tangible assets. The leverage ratio of BB&T was 8.16% on September 30 compared with 8.52% twelve months earlier. The required regulatory minimum is 3%.

OFF-BALANCE SHEET DERIVATIVES ACTIVITIES

  BB&T uses hedging instruments to manage interest rate sensitivity and net interest income. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, collars, floors and ceilings. BB&T does not trade or deal in derivatives, but uses them only as part of its asset/liability management strategy.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risk, but only provide the basis for calculating interest payments between the counterparties. On September 30, 1994, BB&T had outstanding derivative contracts with notional amounts totalling approximately $2 billion.

  The derivatives used at BB&T provide for the exchange of interest payments between counterparties--either variable for fixed or fixed for variable. Thus, the credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivative activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of on-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of the netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at September 30, 1994.

  The fair value of derivatives contracts is equal to the difference between the amounts to be received over the lives of the contracts and the amounts to be paid. The estimated fair value of open derivative contracts used for assets/liability management purposes at September 30, 1994, reflected a net unrealized loss of $34.6 million, compared with a net unrealized gain of $16.4 million at the end of 1993. Increases in interest rates resulted in the unrealized loss in 1994. The unrealized loss does not include the impact, either favorable or unfavorable, on the values of assets and liabilities being hedged.

PENDING MERGERS

  On July 29, 1994, BB&T and Southern National Corporation (SNC) of Winston-Salem, North Carolina agreed to merge the two companies. The merger will be effected through the issuance of 1.45 shares of common stock of the surviving corporation for each outstanding share of BB&T common stock and 1.00 shares of common stock of the surviving corporation for each outstanding share of SNC common stock. The merger will be accounted for as a pooling-of-interests. At the end of September, SNC had total assets of approximately $8.5 billion and total shareholders' equity of approximately $609 million. The combined corporation will be named Southern National Corporation, while the combined subsidiary banks will be named Branch Banking and Trust Company and operate using the BB&T logo. The new corporation would become the 35th largest bank holding company in the United States and the sixth largest bank holding company in the Southeastern United States. Based on the FDIC Deposit Survey of June 30, 1993, (the latest date for which information is available), the combined bank would have the largest deposit share in North Carolina and the third largest deposit share in South Carolina.

  On September 30, BB&T also had pending a merger with Commerce Bank of Virginia Beach, Virginia, a $700 million commercial bank. BB&T will effect that merger by issuing approximately 4,000,000 shares of its common stock for all of the outstanding shares of Commerce.

TABLE 1

QUARTERLY EARNINGS SUMMARY



                           TWELVE MONTHS          1994                1993
                               ENDED     ----------------------- ---------------
                           SEPTEMBER 30,  THIRD  SECOND   FIRST  FOURTH   THIRD
                               1994      QUARTER QUARTER QUARTER QUARTER QUARTER
                           ------------- ------- ------- ------- ------- -------
                                    ($ IN THOUSANDS, EXCEPT PER SHARE)
SUMMARY OF OPERATIONS
Interest income, taxable
 equivalent..............    $676,726    179,327 171,125 164,244 162,030 158,153
Interest expense.........     282,410     78,145  72,353  67,219  64,693  62,735
                             --------    ------- ------- ------- ------- -------
Net interest income,
 taxable equivalent......     394,316    101,182  98,772  97,025  97,337  95,418
Taxable equivalent
 adjustment..............      15,118      3,783   3,779   3,742   3,814   3,837
                             --------    ------- ------- ------- ------- -------
Net interest income......     379,198     97,399  94,993  93,283  93,523  91,581
Provision for loan
 losses..................       9,529        750     770   3,730   4,279   4,363
                             --------    ------- ------- ------- ------- -------
Net interest income after
 provision for loan
 losses..................     369,669     96,649  94,223  89,553  89,244  87,218
Noninterest income:
  Service charges on
   deposit accounts......      44,705     11,279  11,318  10,848  11,260  10,662
  Commissions and fees...      61,585     15,299  15,768  16,128  14,390  12,818
  Gains on sales of
   securities............       2,364        995     378     747     244     214
  Other operating income.      22,199      5,954   3,352   5,333   7,560   6,977
Noninterest expense:
  Personnel..............     161,501     40,551  39,712  42,068  39,170  38,220
  Premises and equipment.      51,513     12,362  12,707  12,646  13,798  12,658
  Other..................     112,574     27,256  29,705  26,938  28,675  26,805
                             --------    ------- ------- ------- ------- -------
Income before income
 taxes...................     174,934     50,007  42,915  40,957  41,055  40,206
Income taxes.............      60,297     17,800  14,616  13,877  14,004  13,183
                             --------    ------- ------- ------- ------- -------
  Net income...........      $114,637     32,207  28,299  27,080  27,051  27,023
                             ========    ======= ======= ======= ======= =======
PER SHARE DATA
Net income:
  Primary................    $   3.13        .88     .77     .74     .74     .74
  Fully diluted..........        3.13        .88     .77     .74     .74     .74
Cash dividends...........        1.10        .29     .27     .27     .27     .25
Book value...............       22.66      22.66   22.17   22.01   21.90   21.49
Closing market price.....       29.00      29.00   31.25   29.13   33.25   33.88

TABLE 2

PROFITABILITY MEASURES

                                                  1994                1993
                                         ----------------------- ---------------
                                          THIRD  SECOND   FIRST  FOURTH   THIRD
                                         QUARTER QUARTER QUARTER QUARTER QUARTER
                                         ------- ------- ------- ------- -------
Return on average assets................   1.28%   1.15    1.12    1.14    1.20
Return on average equity................  15.71   14.28   13.76   13.69   14.05
Net interest margin.....................   4.29    4.28    4.27    4.38    4.53
Yield to break even.....................   2.01    2.26    2.30    2.36    2.44

TABLE 3

COMPOSITION OF LOAN PORTFOLIO

                                                 SEPTEMBER 30,     DECEMBER 31,
                                             --------------------- ------------
                                                1994       1993        1993
                                             ----------- --------- ------------
                                                        (THOUSANDS)
Commercial real estate--nonowner occupied... $   806,543   822,935    855,049
Residential real estate--construction,
 acquisition and development................     519,868   388,928    403,923
Commercial real estate--owner occupied......   1,053,904   873,966    910,602
Residential real estate--permanent..........   2,029,411 1,871,123  2,238,588
Commercial..................................   1,154,726   976,477    985,324
Consumer....................................     708,040   595,735    663,641
Home equity lines...........................     453,392   406,407    408,801
Credit card and related plans...............     143,692   133,922    144,319
Other.......................................     120,598    84,058     87,633
                                             ----------- ---------  ---------
                                             $ 6,990,174 6,153,551  6,697,880
                                             =========== =========  =========

TABLE 4

REAL ESTATE LOANS--RISK CATEGORIES--SEPTEMBER 30, 1994

                                                                               NONPERFORMING LOANS
                                                                               ----------------------
                                                       ACQUISITION
                                                           AND                               % OF
                                PERMANENT CONSTRUCTION DEVELOPMENT   TOTAL      AMOUNT     LOAN TYPE
                                --------- ------------ ----------- ----------  ---------- -----------
                                                           (THOUSANDS)
COMMERCIAL--NONOWNER OCCUPIED:
  Multi-family................  $ 314,717    30,332       14,196      359,245         460        .13%
  Hotels/motels...............     94,243     5,879          --       100,122         --         --
  Shopping centers/malls......     83,499     5,106       14,978      103,583         --         --
  Office buildings............     90,063     7,046        8,521      105,630          50        .05
  Warehouse/distribution/light
   industrial.................     57,390     7,273       13,417       78,080         430        .55
  Acquisition only............        --        --        59,883       59,883       2,750       4.59
                                ---------   -------      -------   ----------  ----------
    Total commercial--nonowner
     occupied.................    639,912    55,636      110,995      806,543       3,690        .46
                                ---------   -------      -------   ----------  ----------
RESIDENTIAL--CONSTRUCTION,
 ACQUISITION, AND DEVELOPMENT.        --    146,474      238,040      384,514       1,339        .35
                                ---------   -------      -------   ----------  ----------
    Total real estate.........  $ 639,912   202,110      349,035    1,191,057       5,029        .42%
                                =========   =======      =======   ==========  ==========   ========
TOTAL LOANS...................                                     $6,990,174      16,440        .24%
TOTAL REAL ESTATE/TOTAL LOANS.                                          17.04%      30.59

TABLE 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                              THREE MONTHS ENDED  NINE MONTHS ENDED  YEAR ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,   DECEMBER 31,
                              ------------------------------------- ------------
                                1994       1993     1994     1993       1993
                              ---------  ----------------- -------- ------------
                                                 (THOUSANDS)
Balance, beginning of peri-
 od.........................  $  96,524    89,128   93,315   77,889    77,889
Provision for loan losses...        750     4,363    5,250   14,769    19,048
Allowances of purchased com-
 panies.....................        --        174      --     4,699    10,560
                              ---------  -------- -------- --------   -------
                                 97,274    93,665   98,565   97,357   107,497
Loans charged off...........      2,967     5,491    8,496   11,683    20,187
Recoveries..................      1,037     1,609    5,275    4,109     6,005
                              ---------  -------- -------- --------   -------
Net loans charged off.......      1,930     3,882    3,221    7,574    14,182
                              ---------  -------- -------- --------   -------
Balance, end of period......  $  95,344    89,783   95,344   89,783    93,315
                              =========  ======== ======== ========   =======
Net charge-offs (annualized)
 to average loans
 outstanding................        .11%      .25      .06      .18       .24
Allowance for loan losses to
 loans outstanding at end of
 period.....................       1.36      1.46     1.36     1.46      1.40
Allowance for loan losses to
 nonperforming loans........       5.80x     3.12     5.80     3.12      2.76

TABLE 6

NONPERFORMING ASSETS AND PAST DUE LOANS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                     -------------- ------------
                                                      1994    1993      1993
                                                     ------- ------ ------------
                                                             (THOUSANDS)
Nonaccrual loans.................................... $15,966 27,402    32,447
Restructured loans..................................     474  1,420     1,303
Foreclosed property.................................  11,991 16,987    14,074
                                                     ------- ------    ------
  Total nonperforming assets........................ $28,431 45,809    47,824
                                                     ======= ======    ======
Total nonperforming assets to:
  Loans and foreclosed property.....................     .41    .74       .71
  Total assets......................................     .28    .51       .48
                                                     ======= ======    ======
Accruing loans past due 90 days..................... $25,371 20,476    19,222
                                                     ======= ======    ======

TABLE 7

AVERAGE BALANCE SHEETS

                                        THREE MONTHS ENDED SEPTEMBER 30,
                          ---------------------------------------------------------------
                                       1994                            1993
                          ------------------------------- -------------------------------
                           AVERAGE    INCOME/   AVERAGE    AVERAGE    INCOME/   AVERAGE
                           BALANCE    EXPENSE  YIELD/RATE  BALANCE    EXPENSE  YIELD/RATE
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (THOUSANDS)
ASSETS
Loans...................  $6,817,221   145,213    8.45%   $6,072,508   123,328    8.06%
Securities:
 U. S. Government and
  other.................   2,370,996    30,590    5.12     2,070,461    30,490    5.84
 State and municipal....     119,738     2,900    9.61       143,864     3,830   10.56
 Total securities.......   2,490,734    33,490    5.33     2,214,325    34,320    6.15
Interest-bearing bank
 balances...............      27,669       314    4.50        44,123       373    3.35
Federal funds sold......      26,946       310    4.56        21,810       132    2.40
                          ----------  --------            ----------  --------
 Total earning assets...   9,362,570   179,327    7.60     8,352,766   158,153    7.51
                          ----------  --------            ----------  --------
Allowance for loan loss-
 es.....................     (96,330)                        (90,453)
Net unrealized (losses)
 on securities available
 for sale...............     (22,518)                            --
Cash and due from banks,
 noninterest-bearing....     326,060                         294,765
Bank premises and equip-
 ment...................     149,512                         127,284
Other assets............     260,657                         213,616
                          ----------                      ----------
 Total assets...........  $9,979,951                      $8,897,978
                          ==========                      ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing depos-
 its:
 Savings................  $  845,883     5,162    2.42%   $  619,755     4,474    2.86%
 Interest checking......   1,133,949     5,929    2.07       970,778     5,297    2.16
 Money rate savings.....     726,328     4,938    2.70       811,672     4,873    2.38
 Certificates of deposit
  and other time
  deposits..............   3,903,844    43,188    4.39     3,635,190    37,934    4.14
                          ----------  --------            ----------  --------
 Total interest-bearing
  deposits..............   6,610,004    59,217    3.55     6,037,395    52,578    3.46
Short-term borrowed
 funds..................   1,193,981    13,286    4.41       960,391     7,278    3.01
Long-term debt..........     390,388     5,642    5.73       224,572     2,880    5.09
                          ----------  --------            ----------  --------
 Total interest-bearing
  liabilities...........   8,194,373    78,145    3.78     7,222,358    62,736    3.45
                          ----------  --------            ----------  --------
Demand deposits, nonin-
 terest-bearing.........     837,928                         790,815
Other liabilities.......     134,085                         121,575
Shareholders' equity....     813,565                         763,230
                          ----------                      ----------
 Total liabilities and
  shareholders' equity..  $9,979,951                      $8,897,978
                          ==========                      ==========
Interest income and rate
 earned.................              $179,327    7.60%               $158,153    7.51%
Interest expense and
 rate paid..............                78,145    3.78                  62,736    3.45
Interest rate spread....                          3.82                            4.06
NET INTEREST INCOME AND
 NET YIELD ON AVERAGE
 INTEREST-EARNING AS-
 SETS...................              $101,182    4.29%               $ 95,417    4.53%
                                      ========                        ========

                     NINE MONTHS ENDED SEPTEMBER 30,
 ------------------------------------------------------------------------------------
                1994                                        1993
 ---------------------------------------     -----------------------------------------
   AVERAGE       INCOME/       AVERAGE        AVERAGE        INCOME/       AVERAGE
   BALANCE       EXPENSE      YIELD/RATE      BALANCE        EXPENSE      YIELD/RATE
 ----------      --------     ----------     ----------      --------     ----------
                               (THOUSANDS)
 $6,682,313       408,503        8.17%       $5,758,776       355,285        8.25%
  2,397,922        94,859        5.29         1,946,186        90,099        6.19
    127,366         9,336        9.80           148,764        11,893       10.69
  2,525,288       104,195        5.52         2,094,950       101,992        6.51
     42,015         1,181        3.76            29,418           743        3.38
     28,671           817        3.81            26,476           479        2.42
 ----------      --------                    ----------      --------
  9,278,287       514,696        7.42         7,909,620       458,499        7.75
 ----------      --------                    ----------      --------
    (96,561)                                    (86,828)
    (11,534)                                        --
    321,747                                     293,049
    149,402                                     117,423
    250,224                                     207,491
 ----------                                  ----------
 $9,891,565                                  $8,440,755
 ==========                                  ==========
 $  864,683        16,237        2.51%       $  570,347        12,197        2.86%
  1,105,707        16,892        2.04           925,203        15,000        2.17
    765,566        14,352        2.51           812,104        15,373        2.53
  3,846,505       120,903        4.20         3,623,479       117,193        4.32
 ----------      --------                    ----------      --------
  6,582,461       168,384        3.42         5,931,133       159,763        3.60
  1,181,175        33,946        3.84           766,744        17,036        2.97
    378,192        15,387        5.44           159,865         6,870        5.75
 ----------      --------                    ----------      --------
  8,141,828       217,717        3.58         6,857,742       183,669        3.58
 ----------      --------                    ----------      --------
    821,624                                     740,836
    125,729                                     117,954
    802,384                                     724,223
 ----------                                  ----------
 $9,891,565                                  $8,440,755
 ==========                                  ==========
                 $514,696        7.42%                       $458,499        7.75%
                  217,717        3.58                         183,669        3.58
                                 3.84                                        4.17
                 $296,979        4.28%                       $274,830        4.65%
                 ========                                    ========

TABLE 8

NONINTEREST INCOME AND EXPENSE

                               THREE MONTHS ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                          ------------------------------------------ --------------------------------------------
                                                       PERCENT OF                                   PERCENT OF
                                           PERCENT   AVERAGE ASSETS                     PERCENT   AVERAGE ASSETS
                                           INCREASE  ---------------                    INCREASE  ---------------
                           1994     1993  (DECREASE)  1994    1993     1994     1993   (DECREASE)  1994    1993
                          -------  ------ ---------- ------- ------- --------  ------- ---------- ------- -------
                                                               (THOUSANDS)
NONINTEREST INCOME
Service charges on de-
 posit accounts.........  $11,279  10,662     5.8%       .45     .48   33,445   29,504    13.4%       .45     .47
Other service charges,
 commissions and fees...    5,725   4,559    25.6        .23     .20   15,928   13,242    20.3        .22     .21
Mortgage banking income.    2,875   4,950   (41.9)       .11     .22   11,096   11,990    (7.5)       .15     .19
Gains on sales of secu-
 rities.................      995     214   365.0        .04     .01    2,120    1,476    43.6        .03     .02
Trust income............    3,185   2,839    12.2        .13     .13    9,045    7,950    13.8        .12     .13
Insurance commissions...    3,124   2,767    12.9        .12     .12    9,425    7,383    27.7        .13     .12
Other operating income..    6,344   4,680    35.6        .25     .21   16,340   14,528    12.5        .22     .22
                          -------  ------   -----    ------- ------- --------  -------    ----    ------- -------
                          $33,527  30,671     9.3%      1.33    1.37 $ 97,399   86,073    13.2%      1.32    1.36
                          =======  ======   =====    ======= ======= ========  =======    ====    ======= =======
NONINTEREST EXPENSE
Salaries and wages......  $32,056  31,414     2.0%      1.26    1.40 $ 96,844   87,372    10.8%      1.31    1.38
Other personnel expense.    8,495   6,806    24.8        .34     .30   25,487   21,102    20.8        .34     .33
Net occupancy expense...    5,932   5,765     2.9        .24     .26   17,622   16,186     8.9        .24     .26
Furniture and equipment
 expense................    6,430   6,893    (6.7)       .26     .30   20,093   19,360     3.8        .27     .31
Deposit insurance premi-
 ums....................    4,156   3,794     9.5        .17     .17   12,588   11,301    11.4        .17     .18
Other operating expense.   23,100  23,011      .4        .92    1.03   71,311   64,610    10.4        .97    1.02
                          -------  ------   -----    ------- ------- --------  -------    ----    ------- -------
                          $80,169  77,683     3.2%      3.19    3.46 $243,945  219,931    10.9%      3.30    3.48
                          =======  ======   =====    ======= ======= ========  =======    ====    ======= =======
EFFICIENCY RATIO........    59.95%  61.71                               62.19%   61.19
                          =======  ======                            ========  =======

TABLE 9

SELECTED RATIOS

                                                  1994                 1993
                                         ------------------------ ---------------
                                          THIRD   SECOND   FIRST  FOURTH   THIRD
                                         QUARTER  QUARTER QUARTER QUARTER QUARTER
                                         -------  ------- ------- ------- -------
CAPITAL ADEQUACY
Average equity to average assets.......    8.15%    8.06    8.13    8.33    8.58
Equity to assets at period end.........    8.12     8.14    7.99    8.08    8.55
Risk-based capital ratios:
  Tier 1 capital.......................   12.21    12.26   12.11   11.94   12.80
  Total capital........................   13.46    13.52   13.41   13.73   14.77
Tier 1 leverage ratio..................    8.16     7.96    7.79    8.05    8.52
LIQUIDITY
Average loans to:
  Average deposits.....................   91.53%   89.97   89.21   89.44   88.93
  Average deposits and short-term
   borrowed funds......................   78.89    77.35   77.24   78.13   77.97
STOCK PERFORMANCE
Market price (period end)..............  $29.00    31.25   29.13   33.25   33.88
Price/earnings ratio (based on quarter
 end stock price and trailing 12 months
 fully diluted earnings per share).....    9.27x   10.45    9.87   11.43   12.74
Price/book ratio (period end)..........    1.28     1.41    1.32    1.52    1.58

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BB&T Financial Corporation
                                           (Registrant)

                                                     /s/ Scott E. Reed
                                          By: _________________________________
                                                        Scott E. Reed
                                               Senior Executive Vice President
                                                 and Chief Financial Officer
Date: November 14, 1994

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits


                                 EXHIBIT INDEX

Exhibit No.          Description of Exhibit                       Reference
- - - --------------------------------------------------------------------------------
(2)(a)       Agreement and Plan of Reorganization dated
             June 24, 1994 and Amendment I to the
             Agreement and Plan of Reorganization dated
             August 25, 1994 between Commerce Bank
             and Registrant                                   Exhibit (99.8)/1/
(4)(a)       Definitive Form of Certificate for common
             stock, $2.50 par value, of Registrant            Exhibit "B"/2/
(10)(a)      Form of Branch Banking and Trust Company
             Long Term Incentive Plan                         Exhibit (19)/3/
(10)(b)      Form of Branch Banking and Trust Company
             Executive Incentive Compensation Plan            Exhibit (10)(b)/4/
(10)(c)      Form of BB&T Financial Corporation
             Non-Employee Director Stock Option Plan          Exhibit (10)(c)/5/
(11)         Statement re Computation of Per Share
             Earnings                                         Filed Herewith


(1) Incorporated by reference to the identified exhibit under Registrant's Form S-4, File No. 33-55313, filed August 31, 1994.

(2) Incorporated by reference to the identified exhibit under Registrant's Form 10-Q, File No. 2-50199, filed October 14, 1979.

(3) Incorporated by reference to the identified exhibit under Registrant's Form 10-Q, File No. 0-7871, filed May 14, 1991.

(4) Incorporated by reference to the identified exhibit under Registrant's Form 10-K, File No. 0-7871, filed February 22, 1985.

(5) Incorporated by reference to the identified exhibit under Registrant's Form 10-K, File No. 0-7871, filed March 16, 1992.

(b).  Reports on Form 8-K

     On August 2, 1994, the Registrant filed Form 8-K announcing the signing of a definitive agreement of merger between the Registrant and Southern National Corporation of Winston-Salem, North Carolina.

     On August 31, 1994, the Registrant filed Form 8-K restating the 10-K to include L.S.B. Bancshares, Inc.