Form 10-Q
period 1997-06-30
BB&T FINANCIAL CORP
filed 1997-08-13
CIK 13839

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 JUNE 30, 1997

                        Commission file number: 1-10853

                                BB&T CORPORATION
             (Exact name of registrant as specified in its charter)


    NORTH CAROLINA                                   56-0939887
(State of Incorporation)                  (I.R.S. Employer Identification No.)

      200 WEST SECOND STREET
   WINSTON-SALEM, NORTH CAROLINA                        27101
(Address of Principal Executive Offices)             (Zip Code)

                                 (910) 733-2000
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     At July 31, 1997, 135,329,245 shares of the registrant's common stock, $5 par value, were outstanding.

                               ----------------

     This Form 10-Q has 23 pages. The Exhibit Index is included on page 20.
===============================================================================

                                BB&T CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1997

                                     INDEX

                                                                                                                       PAGE NO.
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..........................................................................        3
          Consolidated Financial Statements.........................................................................        3
          Notes to Consolidated Financial Statements................................................................        7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................        9
          Analysis of Financial Condition...........................................................................        9
          Market Risk Management....................................................................................       11
          Capital Adequacy and Resources............................................................................       13
          Analysis of Results of Operations.........................................................................       14
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................................................       20
  Item 6. Exhibits and Reports on Form 8-K..........................................................................       20
SIGNATURES..........................................................................................................       21
EXHIBIT 11 Computation of Earnings Per Share
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                  JUNE 30,      DECEMBER 31,
                                                                                                    1997            1996
                                                                                                   (DOLLARS IN THOUSANDS,
                                                                                                   EXCEPT PER SHARE DATA)
ASSETS
  Cash and due from banks....................................................................   $    647,182    $    638,748
  Interest-bearing deposits with banks.......................................................         10,862           1,046
  Federal funds sold and securities purchased under resale agreements or similiar
     arrangements............................................................................          6,366          19,940
  Securities available for sale..............................................................      5,505,640       5,136,789
  Securities held to maturity (market value: $114,936 at June 30, 1997, and $128,410 at
     December 31, 1996)......................................................................        111,737         124,718
  Loans held for sale........................................................................        254,263         219,469
  Loans and leases, net of unearned income...................................................     15,607,692      14,364,595
     Allowance for loan and lease losses.....................................................       (199,237)       (183,932)
       Loans and leases, net.................................................................     15,408,455      14,180,663
  Premises and equipment, net................................................................        336,740         319,082
  Other assets...............................................................................        690,919         606,107
       TOTAL ASSETS..........................................................................   $ 22,972,164    $ 21,246,562
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand deposits........................................................   $  2,122,241    $  1,990,415
  Savings and interest checking..............................................................      1,411,331       1,376,260
  Money rate savings.........................................................................      3,789,223       3,372,018
  Other time deposits........................................................................      8,764,634       8,215,221
       Total deposits........................................................................     16,087,429      14,953,914
  Short-term borrowed funds..................................................................      2,201,296       2,263,303
  Long-term debt.............................................................................      2,641,290       2,051,767
  Accounts payable and other liabilities.....................................................        286,718         248,409
       TOTAL LIABILITIES.....................................................................     21,216,733      19,517,393
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par, 5,000,000 shares authorized, none issued and outstanding..........             --              --
  Common stock, $5 par, 300,000,000 shares authorized, 107,698,079 issued and outstanding at
     June 30, 1997, and 109,297,489 at December 31, 1996.....................................        538,490         546,487
  Additional paid-in capital.................................................................         63,999         134,758
  Retained earnings..........................................................................      1,136,009       1,038,067
  Loan to employee stock ownership plan and unvested restricted stock........................         (1,819)         (1,952)
  Net unrealized appreciation on securities available for sale, net of income taxes of
     $12,510 at June 30, 1997 and $8,247 at December 31, 1996................................         18,752          11,809
       TOTAL SHAREHOLDERS' EQUITY............................................................      1,755,431       1,729,169
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................   $ 22,972,164    $ 21,246,562

  The accompanying notes are an integral part of these consolidated financial statements.

                                       3

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                       FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,               ENDED JUNE 30,
                                                                         1997         1996           1997          1996
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases............................    $355,006     $320,903       $687,275      $637,463
  Interest and dividends on securities.............................      88,875       76,380        172,167       151,321
  Interest on short-term investments...............................         646          144            904           376
     Total interest income.........................................     444,527      397,427        860,346       789,160
INTEREST EXPENSE
  Interest on deposits.............................................     148,098      136,870        289,048       277,358
  Interest on short-term borrowed funds............................      32,092       27,472         59,063        57,008
  Interest on long-term debt.......................................      34,882       25,762         64,981        47,836
     Total interest expense........................................     215,072      190,104        413,092       382,202
NET INTEREST INCOME................................................     229,455      207,323        447,254       406,958
  Provision for loan and lease losses..............................      19,000       13,261         36,000        24,661
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES......     210,455      194,062        411,254       382,297
NONINTEREST INCOME
  Service charges on deposit accounts..............................      31,145       26,804         61,745        52,018
  Mortgage banking income..........................................       9,873        8,542         20,359        17,842
  Trust income.....................................................       6,690        6,166         12,034        10,840
  Agency insurance commissions.....................................       8,188        4,577         18,088        10,766
  Other insurance commissions......................................       3,149        2,566          6,208         5,174
  Other nondeposit fees and commissions............................      21,076       17,491         39,796        33,114
  Securities gains (losses), net...................................          79         (154)           890          (162)
  Other noninterest income.........................................       6,988        7,092         13,581        12,481
     Total noninterest income......................................      87,188       73,084        172,701       142,073
NONINTEREST EXPENSE
  Personnel expense................................................      78,947       75,787        160,005       150,698
  Occupancy and equipment expense..................................      28,749       25,091         55,525        50,215
  Foreclosed property expense......................................         363          348            936         1,092
  Federal deposit insurance expense................................       1,193        3,172          2,328         6,527
  Other noninterest expense........................................      58,524       49,073        110,024        94,583
     Total noninterest expense.....................................     167,776      153,471        328,818       303,115
EARNINGS
  Income before income taxes.......................................     129,867      113,675        255,137       221,255
  Provision for income taxes.......................................      43,831       37,508         86,033        73,237
  Net income.......................................................      86,036       76,167        169,104       148,018
     Preferred dividend requirements...............................          --           --             --           610
     Income applicable to common shares............................    $ 86,036     $ 76,167       $169,104      $147,408
PER COMMON SHARE
  Net income:
     Primary.......................................................    $    .78     $    .69       $   1.52      $   1.34
     Fully diluted.................................................    $    .77     $    .68       $   1.52      $   1.32
     Cash dividends declared.......................................    $    .27     $    .23       $    .54      $    .46
AVERAGE SHARES OUTSTANDING
  Primary..........................................................    111,001,304  110,944,393    111,284,838   109,635,195
  Fully diluted....................................................    111,282,139  111,230,630    111,587,159   111,832,424

The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                  SHARES OF                                ADDITIONAL    RETAINED
                                                   COMMON       PREFERRED      COMMON       PAID-IN      EARNINGS
                                                    STOCK         STOCK        STOCK        CAPITAL     AND OTHER*      TOTAL
                                                                             (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995, AS PREVIOUSLY
  REPORTED....................................   103,357,440     $ 3,669      $ 516,787    $ 279,204    $  874,403    $1,674,063
  Merger with Regional Acceptance Corporation
     accounted for under the pooling of
     interests method of accounting...........     5,794,215          --         28,971       (9,800)       18,108        37,279
BALANCE, DECEMBER 31, 1995, AS RESTATED.......   109,151,655     $ 3,669      $ 545,758    $ 269,404    $  892,511    $1,711,342
Add (Deduct)
  Net income..................................            --          --             --           --       148,018       148,018
  Common stock issued.........................     1,189,406          --          5,945       22,688            --        28,633
  Redemption of common stock..................    (5,451,000)         --        (27,255)    (125,306)           --      (152,561)
  Net unrealized depreciation on
     securities available for sale, net of
     income taxes.............................            --          --             --           --       (64,781)      (64,781)
  Preferred stock cancellations and
     conversions..............................     4,334,692      (3,669)        21,674      (18,005)           --            --
  Cash dividends declared by BB&T:
     Common stock.............................            --          --             --           --       (51,759)      (51,759)
     Preferred stock..........................            --          --             --           --          (610)         (610)
  Other.......................................            --          --             --           --           748           748
BALANCE, JUNE 30, 1996........................   109,224,753     $    --      $ 546,122    $ 148,781    $  924,127    $1,619,030
BALANCE, DECEMBER 31, 1996....................   109,297,489     $    --      $ 546,487    $ 134,758    $1,047,924    $1,729,169
Add (Deduct)
  Net income..................................            --          --             --           --       169,104       169,104
  Common stock issued.........................     2,489,190          --         12,446       74,380            --        86,826
  Redemption of common stock..................    (4,088,600)         --        (20,443)    (145,139)           --      (165,582)
  Net unrealized appreciation on
     securities available for sale, net of
     income taxes.............................            --          --             --           --         6,943         6,943
  Cash dividends declared by BB&T:
     Common stock.............................            --          --             --           --       (71,162)      (71,162)
  Other.......................................            --          --             --           --           133           133
BALANCE, JUNE 30, 1997........................   107,698,079     $    --      $ 538,490    $  63,999    $1,152,942    $1,755,431

* Other includes net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and a loan to the employee stock ownership plan.

The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                         1997              1996
                                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................................      $   169,104       $  148,018
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses.........................................................           36,000           24,661
    Depreciation of premises and equipment......................................................           20,821           18,360
    Amortization of intangibles and mortgage servicing rights...................................            9,443            6,022
    Accretion of negative goodwill..............................................................           (3,118)          (3,119)
    Amortization of unearned stock compensation.................................................              133              748
    Discount accretion and premium amortization on securities, net..............................             (327)           1,520
    Loss (gain) on sales of securities, net.....................................................             (890)             162
    Loss (gain) on sales of loans and mortgage loan servicing rights, net.......................           (5,059)           1,175
    Loss (gain) on disposals of premises and equipment, net.....................................               99             (279)
    Loss (gain) on foreclosed property and other real estate, net...............................              302              493
    Proceeds from sales of loans held for sale..................................................          677,681          738,369
    Purchases of loans held for sale............................................................         (263,017)        (233,994)
    Origination of loans held for sale, net of principal collected..............................         (441,141)        (554,084)
    Decrease (increase) in:
      Accrued interest receivable...............................................................           (2,655)          13,028
      Other assets..............................................................................          (30,861)         (72,553)
    Increase (decrease) in:
      Accrued interest payable..................................................................            8,661            3,405
      Accounts payable and other liabilities....................................................           17,161           18,451
        Net cash provided by operating activities...............................................          192,337          110,383
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..........................................          640,510          265,477
  Proceeds from maturities of securities available for sale.....................................          607,742        1,116,494
  Purchases of securities available for sale....................................................       (1,572,404)        (907,827)
  Proceeds from maturities of securities held to maturity.......................................           18,848           21,279
  Purchases of securities held to maturity......................................................           (5,962)          (1,350)
  Leases made to customers......................................................................          (33,286)         (24,475)
  Principal collected on leases.................................................................           26,645           10,499
  Loan originations, net of principal collected.................................................         (885,526)        (610,863)
  Purchases of loans............................................................................         (108,606)         (52,609)
  Net cash acquired in transactions accounted for under the purchase method.....................           39,426               --
  Purchases and originations of mortgage servicing rights.......................................          (12,356)         (28,139)
  Proceeds from disposals of premises and equipment.............................................            3,588            1,298
  Purchases of premises and equipment...........................................................          (38,576)         (28,716)
  Proceeds from sales of foreclosed property....................................................            7,123            6,519
  Proceeds from sales of other real estate held for development or sale.........................            3,053            3,123
  Other, net....................................................................................               --           (6,836)
        Net cash used in investing activities...................................................       (1,309,781)        (236,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits......................................................................          880,612          306,628
  Net decrease in short-term borrowed funds.....................................................          (89,967)        (689,387)
  Proceeds from long-term debt..................................................................        2,224,640          960,059
  Repayments of long-term debt..................................................................       (1,675,722)        (388,435)
  Net proceeds from common stock issued.........................................................            7,153           28,633
  Redemption of common stock....................................................................         (165,582)        (152,561)
  Cash dividends paid on common and preferred stock.............................................          (59,014)         (48,805)
        Net cash provided by financing activities...............................................        1,122,120           16,132
Net Increase (Decrease) in Cash and Cash Equivalents............................................            4,676         (109,611)
CASH AND CASH EQUIVALENTS at beginning of period................................................          659,734          705,676
CASH AND CASH EQUIVALENTS at end of period......................................................      $   664,410       $  596,065
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest....................................................................................      $   408,752       $  379,389
    Income taxes................................................................................           75,349           67,479
  Noncash financing and investing activities:
    Restricted stock issued.....................................................................               --               88
    Transfer of fixed assets to other real estate owned.........................................              989               --
    Transfer of loans to foreclosed property....................................................            5,390            5,068
    Securitization of mortgage loans............................................................               --          510,160

 The accompanying notes are an integral part of these consolidated financial statements.

                                       6

                       BB&T CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of June 30, 1997 and December 31, 1996; the consolidated statements of income for the six and three months ended June 30, 1997 and 1996; the consolidated statements of changes in shareholders' equity for the six months ended June 30, 1997 and 1996; and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996.

     The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

     Certain 1996 amounts have been reclassified to conform with statement presentations for 1997. The reclassifications have no effect on shareholders' equity or net income as previously reported. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduce margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes occur in the regulatory environment; (5) changes occur in business conditions and inflation; (6) expected cost savings associated with pending mergers cannot be fully realized; (7) deposit attrition, customer loss or revenue loss following pending mergers is greater than expected; (8) required operational divestitures associated with pending mergers are greater than expected; and (9) changes occur in the securities markets.

B. NATURE OF OPERATIONS

     BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The commercial banking subsidiaries, Branch Banking and Trust Company ("BB&T"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services for retail and commercial customers, including small and mid-size businesses, public agencies and local governments, trust companies and individuals. Substantially all of BB&T's loans are to businesses and individuals in the Carolinas and Virginia. Subsidiaries of the commercial banks offer lease financing to commercial businesses and municipal governments; investment alternatives, including discount brokerage services, annuities, mutual funds and government and municipal bonds; life and property and casualty insurance on an agency basis; and insurance premium financing.

C. NEW ACCOUNTING PRONOUNCEMENTS

     In June of 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement, which became effective for transactions occurring after December 31, 1996, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes all assets it does not control and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which amends SFAS No. 125 by deferring the effective date of certain provisions of the statement by one year. BB&T adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. The implementation of the statement and the related amendment did not have a material impact on the consolidated financial position or consolidated results of operations of BB&T.

     In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatements of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of BB&T.

     In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement is effective for financial statements for periods ending after December 15, 1997. Management has determined that BB&T is currently is compliance with the disclosure requirements of SFAS No. 129, and, therefore, the implementation of the statement will not affect the capital structures disclosures made by BB&T.

     In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the change in equity (net assets) of a company during a period from transactions and other events. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, including interim periods, and requires restatement of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of BB&T but will require additional disclosures to be made.

     In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires restatement of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of BB&T but will require additional disclosures to be made.

D. MERGERS AND ACQUISITIONS

     COMPLETED ACQUISITIONS

     On March 1, 1997, BB&T completed the acquisition of Fidelity Financial Bankshares Corporation of Richmond, Virginia ("Fidelity"). Under the terms of the agreement, Fidelity's shareholders received .7137 shares of BB&T common stock in exchange for each share of Fidelity stock held, which resulted in the issuance of 1.6 million shares. The transaction was accounted for as a purchase and, therefore, the financial information contained herein includes data relevant to Fidelity since the date of acquisition.

     On May 20, 1997, BB&T completed its acquisition of Phillips Factors Corporation ("Phillips"), which purchases and manages accounts receivable primarily in the furniture, textiles, home furnishings-related and temporary staffing industries. The acquisition of Phillips, located in High Point, North Carolina, was accounted for as a purchase and, therefore, the financial information contained herein includes data relevant to Phillips since the date of acquisition.

     On July 1, 1997, BB&T completed its acquisition of United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina in a transaction accounted for as a pooling of interests. Under the terms of the agreement, UCB shareholders received 1.135 shares of BB&T common stock in exchange for each share of UCB common stock held, which resulted in the issuance of 27.7 million shares. It is currently anticipated that BB&T will incur approximately $65 million in net nonrecurring merger-related costs associated with executing the merger with UCB. Given the efficiencies available from an in-market merger, management also expects to achieve annual cost savings of approximately $70 million beginning in 1998. In conjunction with the merger, BB&T must divest of approximately $513 million in deposits to remain in compliance with anti-trust regulations.

     On July 31, 1997, BB&T completed its acquisition of Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp., a financial company that specializes in loans to small commercial lawn care businesses across the country. Under the terms of the agreement, Refloat shareholders received approximately 375,000 shares of BB&T common stock. The acquisition was accounted for as a purchase and, therefore, the financial information contained herein includes data relevant to Refloat since the date of acquisition.

     PENDING ACQUISITIONS

     On May 1, 1997, BB&T announced plans to acquire Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The merger, which will be accounted for as a purchase, is expected to be completed during the third quarter of 1997.

     On May 6, 1997, BB&T announced plans to acquire Virginia First Financial Corporation of Petersburg, Virginia, ("VFFC") in a transaction valued at $148.4 million based on BB&T's closing stock price on May 5, 1997. VFFC shareholders will receive .60 shares of BB&T's common stock for each share of VFFC stock held to a maximum of $25.00 per share of VFFC common stock. Each shareholder will receive 30% of this value in cash and 70% in common stock. The merger, which will be accounted for as a purchase, is expected to be completed by the end of 1997.

E. SUPPLEMENTAL CASH FLOW INFORMATION

     During the second quarter of 1996, BB&T redeemed all outstanding shares of Convertible Preferred Stock. This transaction, a noncash financing activity, resulted in the conversion of 733,869 shares of preferred stock into 4,334,692 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF FINANCIAL CONDITION

     BB&T's total assets at June 30, 1997 were $23.0 billion, a $1.7 billion increase from the balance at December 31, 1996. The primary components of the increase were loans and leases, which grew $1.3 billion, securities available for sale, which increased $368.9 million, and other assets, which were up $84.8 million compared to year end 1996. These increases were partially offset by declines in other short-term investments of $13.6 million and securities held to maturity of $13.0 million.

     The pace of loan growth has increased during 1997. Loan growth in the periods presented was affected by securitizations. These securitizations were designed to provide BB&T with additional liquidity and flexibility in managing mortgage loan assets. Annualized loan growth, excluding the impact of these securitizations, was 16.4% comparing end of period loans at June 30, 1997 and December 31, 1996. Average loans, excluding the impact of the securitizations, increased 13.4% comparing the quarters ended June 30, 1997 and 1996. Growth in average loans has been healthy in all categories. Comparing the quarterly averages for the second quarters of 1997 and 1996, mortgage loans, excluding the impact of the loan securitizations, grew at a rate of 13.6%. Average commercial loans increased 15.3% over the same time frame and average consumer loans grew at a rate of 9.9%.

     Management attributes the growth in loans to the successful execution of the BB&T Sales Management System, which was applied to the commercial lending function during 1996. The BB&T Sales Management System utilizes extensive monitoring procedures and includes incentives for employees to pursue a healthy volume of high-quality, profitable loans.

     At June 30, 1997, securities available for sale, which totaled $5.5 billion, had unrealized appreciation, after tax, of $18.8 million compared to unrealized appreciation, after tax, of $11.8 million at December 31, 1996. The taxable equivalent yield on the entire securities portfolio during the second quarter was 6.92%, up slightly from 6.91% for the fourth quarter of 1996 and up from 6.63% for the second quarter of the prior year. During the fourth quarter of 1995, BB&T began to reshape the balance sheet by changing the mix of investments held. The primary result of this strategy was a reduction of holdings in U.S.

Treasuries last year, as such investments were replaced with securitized mortgage loans from BB&T's mortgage loan portfolio. The change in mix was undertaken to improve the overall yield of the securities portfolio, as reflected in these improved quarterly yields.

     The increase in other assets is composed primarily of goodwill recorded in conjunction with the purchases of Fidelity on March 1, 1997 and the purchase of Phillips on May 20, 1997. At June 30, 1997, BB&T reflected unamortized goodwill from these two mergers of $48.2 million.

     Significant fluctuations in liabilities included deposits, which increased $1.1 billion, or 7.6%, from the year-end 1996 balance and long-term debt, which rose $589.5 million, or 28.7% over the same time frame.

     The growth in deposits was derived from money rate savings, which increased $417.2 million, or 12.4% during the first six months of 1997 and time deposits, which increased $549.4 million, or 6.7%. The substantial growth in money rate savings reflects the special promotion of an "Investor Deposit Account," which is more flexible than traditional money rate savings accounts and less costly to BB&T than certificates of deposit.

     Slower deposit growth in recent years, combined with the availability of cost-effective alternative funding sources, caused management to rely more heavily on nondeposit funding sources, such as Federal Home Loan Bank ("FHLB") advances and Federal funds purchased. Management is currently focusing on nontraditional funding sources, as well as transaction, savings and money market deposits, which are often more cost-effective than certificates of deposit.

     The growth in long-term debt resulted from increased borrowings from the FHLB. These FHLB advances composed 54.4% of total long-term debt at June 30, 1997. Such borrowings are heavily utilized because they are the most cost-effective long-term funding source and provide BB&T with the flexibility to structure the debt to manage interest rate risk and liquidity as needed.

ASSET QUALITY

     Nonperforming assets were $79.8 million at June 30, 1997, compared to $80.2 million at December 31, 1996. The allowance for losses as a percentage of loans and leases was 1.26% at both June 30, 1997 and December 31, 1996, and nonperforming assets as a percentage of loan-related assets were .50% at June 30, 1997 compared to .55% at December 31, 1996. Loans 90 days or more past due and still accruing interest totaled $25.3 million compared to a prior year-end balance of $32.1 million. Net charge-offs as a percentage of average loans and leases increased from .31% in the second quarter of 1996 to .35% in the second quarter of 1997. The overall increases in net charge-offs were driven by higher charge-offs in consumer lending. Management considers the current charge-off level to be within reasonable norms from an historical perspective.

     The provision for loan and lease losses for the first six months of 1997 was $36.0 million compared to $24.7 million in the first six months of 1996. The increase in the provision reflects higher net charge-offs incurred during recent quarters and accelerating growth in loans.

     Regional Acceptance Corporation ("Regional Acceptance"), BB&T's nonstandard automobile finance subsidiary, has experienced higher-than-expected net charge-offs in recent quarters which is indicative of the current nature of the used automobile financing industry. Management believes that there are long-term benefits to be realized from the acquisition of Regional Acceptance and that asset quality will improve during the remainder of 1997. The current level of net charge-offs is not expected to have a material impact on BB&T's consolidated financial condition or consolidated results of operations.

     Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS

                                                                    6/30/97     3/31/97     12/31/96    9/30/96     6/30/96
                                                                                     (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN & LEASE LOSSES
  Beginning balance..............................................   $193,987    $183,932    $184,203    $181,269    $178,885
  Allowance for acquired loans...................................         --       3,811          --          --          --
  Provision for loan and lease losses............................     19,000      17,000      15,500      13,500      13,261
  Net charge-offs................................................    (13,750)    (10,756)    (15,771)    (10,566)    (10,877)
     Ending balance..............................................   $199,237    $193,987    $183,932    $184,203    $181,269
RISK ASSETS
  Nonaccrual loans and leases....................................   $ 59,928    $ 57,681    $ 59,717    $ 58,238    $ 63,703
  Foreclosed real estate.........................................     10,055       9,938       9,023       7,166       4,926
  Other foreclosed property......................................      9,799      13,418      11,429       8,609       7,426
     Nonperforming assets........................................   $ 79,782    $ 81,037    $ 80,169    $ 74,013    $ 76,055
  Loans 90 days or more past due and still accruing..............   $ 25,337    $ 27,999    $ 32,052    $ 28,222    $ 18,025
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total loans and
  leases.........................................................        .38%        .38%        .41%        .41%        .45%
Nonperforming assets as a percentage of:
  Total assets...................................................        .35         .37         .38         .35         .37
  Loans and leases plus foreclosed property......................        .50         .53         .55         .52         .54
Net charge-offs as a percentage of average loans and leases......        .35         .29         .44         .30         .31
Allowance for loan and lease losses as a percentage of loans and
  leases.........................................................       1.26        1.26        1.26        1.31        1.28
Ratio of allowance for loan and lease losses to:
  Net charge-offs................................................       3.61X       4.45x       2.93x       4.38x       4.14x
  Nonaccrual loans and leases....................................       3.32        3.36        3.08        3.16        2.85

     All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

                             MARKET RISK MANAGEMENT

     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, BB&T's primary market risk exposure is interest rate risk. A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses balance sheet repositioning as an efficient and cost-effective means of managing interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The Asset/Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.

     Asset/liability management activities are designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricings and interest rate sensitivities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, while achieving desired growth in earnings and total assets. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review BB&T's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity of fluctuations in interest rates is within conservative standards.

     The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and the efforts of the Board of Governors of the Federal Reserve ("FRB") to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, BB&T is positioned to respond to changing interest rates and inflationary trends.

     Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of earnings to changes in interest rates. Simulation Analysis takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturity streams, repricing opportunities and anticipated growth. The model calculates an earnings estimate based on current portfolio balances and rates, less any balances that are scheduled to reprice or mature. Balances and rates that will replace the previous balances and any anticipated growth are added. This level of detail is needed to correctly simulate the effect that changes in interest rates and anticipated balances will have on the earnings of BB&T. This method is subject to the assumptions that underlie the process, but it provides a better illustration of true earnings potential than other analyses such as static or dynamic gap.

     The asset/liability management process involves various analyses. Management determines the most likely outlook for the economy and interest rates by analyzing environmental factors including regulatory changes, monetary and fiscal policies and the overall state of the economy. BB&T's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are all considered, given the current environmental situation. Management proceeds by analyzing interest rate sensitivity, risk-based capital requirements and results from past strategies to develop a strategy to meet performance goals.

     Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point change over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At June 30, 1997, the sensitivity of BB&T's net interest income to changes in interest rates was very low, as a 150 basis point increase in interest rates would reduce net interest income by less than 2%.

DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     BB&T utilizes a variety of derivative financial instruments to manage various financial risks. These instruments include financial forward and futures contracts, options written and purchased, interest rate caps and floors and interest rate swaps. Management accounts for these financial instruments as hedges when the following conditions are met: (1) the specific assets, liabilities, firm commitments or anticipated transactions (or an identifiable group of essentially similar items) to be hedged expose BB&T to interest rate risk or price risk; (2) the financial instrument reduces that exposure; (3) the financial instrument is designated as a hedge at inception; and (4) at the inception of the hedge and throughout the hedge period, there is a high correlation of changes in the fair value or the net interest income associated with the financial instrument and the hedged items.

     Derivatives contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On June 30, 1997, BB&T had outstanding interest rate swaps, caps and floors with notional amounts totaling $1.5 billion. The estimated fair value of open contracts used for risk management purposes at June 30, 1997 reflected pretax net unrealized gains of $7.5 million.

     BB&T uses these derivatives as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes.

     The net interest payable or receivable on interest rate swaps and floors that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. For interest rate forwards, futures and options qualifying as a hedge, gains and losses are deferred and are recognized in income as an adjustment of yield. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

     A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivatives contracts to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at June 30, 1997.

     SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps and floors at June 30, 1997:

                      INTEREST RATE SWAPS, CAPS AND FLOORS
                                 JUNE 30, 1997

                                                                      NOTIONAL       RECEIVE            PAY          NET UNREALIZED
TYPE                                                                   AMOUNT         RATE             RATE          GAINS (LOSSES)
                                                                                         (DOLLARS IN THOUSANDS)
Receive fixed swaps...............................................   $  727,000          6.66%            5.82%        $    4,440
Pay fixed swaps...................................................      343,980          5.72             5.56              1,984
Basis swaps.......................................................       50,000          5.56             5.46                 (3)
Caps & floors.....................................................      415,000            --               --              1,120
Total.............................................................   $1,535,980          6.32%            5.72%        $    7,541


                                                                      RECEIVE
                                                                       FIXED        PAY FIXED      BASIS SWAPS,
YEAR-TO-DATE ACTIVITY                                                  SWAPS          SWAPS       CAPS AND FLOORS        TOTAL
Balance, December 31, 1996........................................   $  487,000     $ 304,099        $ 355,000         $1,146,099
Additions.........................................................      250,000       208,400          360,000            818,400
Maturities/amortizations..........................................      (10,000)     (168,519)              --           (178,519)
Terminations......................................................           --            --         (250,000)          (250,000)
Balance, June 30, 1997............................................   $  727,000     $ 343,980        $ 465,000         $1,535,980

                                                                      ONE YEAR     ONE TO FIVE      AFTER FIVE
MATURITY SCHEDULE*                                                    OR LESS         YEARS            YEARS             TOTAL
Receive fixed swaps...............................................   $   25,000     $ 202,000        $ 500,000         $  727,000
Pay fixed swaps...................................................        6,818       324,657           12,505            343,980
Basis swaps.......................................................       50,000            --               --             50,000
Caps & floors.....................................................           --       355,000           60,000            415,000
Total.............................................................   $   81,818     $ 881,657        $ 572,505         $1,535,980

* Maturities are based on full contract extensions.

                         CAPITAL ADEQUACY AND RESOURCES

     The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an ongoing basis by management. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.

     Total shareholders' equity was $1.8 billion at June 30, 1997 and $1.7 billion at December 31, 1996. As a percentage of total assets, total shareholders' equity was 7.6% at June 30, 1997, down from 8.1% at December 31, 1996. BB&T's book value per common share at June 30, 1997 was $16.30, versus $15.82 at December 31, 1996. Average shareholders' equity as a percentage of average assets was 8.1% for both the six months ended June 30, 1997 and June 30, 1996.

     Tier 1 and total risk-based capital ratios at June 30, 1997 were 10.5% and 14.9%, respectively. The leverage ratio was 7.3% at the end of the second quarter. The comparable ratios at the end of 1996 were 11.7%, 14.7% and 8.0%, respectively. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by FRB guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.

                            CAPITAL ADEQUACY RATIOS

                                                                                  1997                       1996
                                                                           SECOND      FIRST     FOURTH      THIRD     SECOND
                                                                           QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Average equity to average assets........................................     7.91%      8.23%      8.13%      7.93%      8.00%
Equity to assets at period end..........................................     7.64       7.95       8.14       7.85       7.81
Risk-based capital ratios:
  Tier 1 capital........................................................     10.5       10.7       11.7       11.3       11.9
  Total capital.........................................................     14.9       13.6       14.7       14.3       15.0
Leverage ratio..........................................................      7.3        7.8        8.0        7.9        7.9

     Future strategies for managing the balance sheet include maintaining an equity to asset ratio of 7.0% to 8.0%.

                       ANALYSIS OF RESULTS OF OPERATIONS

     BB&T recorded net income for the first six months of 1997 totaling $169.1 million, compared to $148.0 million during the first six months of 1996. On a fully diluted per share basis, earnings for the six months ended June 30, 1997 were $1.52, compared to $1.32 for the same period in 1996. The net income and the net income per share amounts increased at rates of 14.2% and 15.2%, respectively. BB&T's earnings produced a return on average assets of 1.56% and a return on average equity of 19.31% for the six months compared to prior year ratios of 1.47% and 18.12%, respectively.

     For the second quarter of 1997, net income was $86.0 million, compared to $76.2 million recorded in the second quarter of 1996. On a fully diluted per share basis, net income totaled $.77 for the quarter, up from $.68 in 1996. The return on average assets for the quarter was 1.54% and the return on average equity was 19.46.

     BB&T's growth in earnings resulted from three factors. First, the net interest margin improved from 4.44% for the first six months of 1996 to 4.58% for the first six months of 1997. The mortgage loan securitizations discussed above and efforts to replace lower-yielding securities as they matured, as well as the use of more cost-effective funding sources, supported the increase. Second, the 21.6% growth in noninterest income for the six months ended June 30, 1997 compared to the same period in 1996 demonstrates the successful execution of the BB&T Sales Management System. Management has emphasized the percentage of customer households with five or more services as an objective indicator of the success of the BB&T Sales Management System and has determined that growth in this indicator produces a higher noninterest income. When the system was implemented, 8% of customer households had five or more services. By the end of 1996, this percentage had increased to 18%, leading management to target 25% for the end of 1997. At June 30, 1997, the percentage had increased to approximately 23% compared to an industry average of 10%. Third, BB&T has controlled noninterest expenses following the 1995 merger of Southern National Corporation and BB&T Financial Corporation as shown by the improvement in the efficiency ratio to 51.1% from 53.4% for the six months ended June 30, 1997 and 1996, respectively.

     BB&T's market area continues to grow at a healthy, sustainable rate. The core business has shown positive trends each of the nine quarters since the merger of Southern National Corporation and BB&T Financial Corporation.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $469.9 million for the first six months of 1997 compared to $423.5 million for the same period in 1996, an 11.0% increase. For the six months ended June 30, 1997 and

1996, average interest-earning assets increased $1.5 billion, or 7.7%, to $20.6 billion, while average interest-bearing liabilities increased by $1.4 billion. As mentioned previously, BB&T also experienced substantial improvement in the net interest margin. The 14 basis point increase in margin was primarily driven by an improved mix of earning assets and liabilities. Average loans increased $1.1 billion and average securities increased $352.3 million driving the increase in margin. Rates also favorably affected the margin during the first six months. By asset category, there was a 35 basis point increase in yields from securities, combined with a 3 basis point decrease in rates paid on deposits, a 4 basis point decline in rates paid on short-term borrowed funds and a 12 basis point decrease in rates paid on long-term debt. These fluctuations reflect the replacement of lower-yielding investments as they matured and the active management of the securities portfolio, as well as an overall focus to manage the balance sheet in a manner to maximize profits.

     Net interest income on a fully taxable equivalent ("FTE") basis for the second quarter was $242.0 million compared to $215.8 million for the same period in 1996, a 12.2% increase. Over the same time frame, average interest-earning assets increased $1.8 billion, or 9.6%, to $21.1 billion, while average interest-bearing liabilities also increased by $1.8 billion.

     The following tables demonstrate fluctuations in net interest income and the related yields for the six months and the second quarter compared to comparable periods last year, and details the portions of these changes caused by changes in rates versus changes in volumes.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                         AVERAGE BALANCES            YIELD/RATE           INCOME/EXPENSE         INCREASE
    FULLY TAXABLE EQUIVALENT           1997            1996         1997     1996       1997         1996       (DECREASE)
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................    $ 5,186,142     $ 4,809,201     6.85%    6.46%    $ 177,608    $ 155,394     $ 22,214
  States and political
    subdivisions................        132,768         157,386     8.80     9.11         5,842        7,167       (1,325)
    Total securities (5)........      5,318,910       4,966,587     6.90     6.55       183,450      162,561       20,889
Other earning assets (2)........         32,990          14,170     5.73     5.66           938          399          539
Loans and leases, net of
  unearned income
  (1)(3)(4)(5)..................     15,245,661      14,145,466     9.22     9.13       698,555      642,714       55,841
    Total earning assets........     20,597,561      19,126,223     8.62     8.45       882,943      805,674       77,269
    Non-earning assets..........      1,292,153       1,151,216
      TOTAL ASSETS..............    $21,889,714     $20,277,439
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing deposits:
  Savings and interest checking
    deposits....................    $ 1,435,978     $ 1,557,088     1.91     2.02        13,577       15,654       (2,077)
  Money rate savings............      3,606,264       2,981,262     2.71     2.49        48,522       36,840       11,682
  Time deposits.................      8,365,051       8,185,337     5.47     5.52       226,949      224,864        2,085
    Total interest-bearing
      deposits..................     13,407,293      12,723,687     4.35     4.38       289,048      277,358       11,690
Short-term borrowed funds.......      2,271,100       2,172,303     5.24     5.28        59,063       57,008        2,055
Long-term debt..................      2,282,761       1,645,608     5.72     5.84        64,981       47,836       17,145
    Total interest-bearing
      liabilities...............     17,961,154      16,541,598     4.64     4.65       413,092      382,202       30,890
    Demand deposits.............      1,891,832       1,823,309
    Other liabilities...........        270,773         269,849
    Shareholders' equity........      1,765,955       1,642,683
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........    $21,889,714     $20,277,439
Average interest rate spread....                                    3.98     3.80
Net yield on earning assets.....                                    4.58%    4.44%    $ 469,851    $ 423,472     $ 46,379
Taxable equivalent adjustment...                                                      $  22,597    $  16,514

                                     CHANGE DUE TO
    FULLY TAXABLE EQUIVALENT       RATE       VOLUME
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................  $ 9,542     $12,672
  States and political
    subdivisions................     (244)     (1,081)
    Total securities (5)........    9,298      11,591
Other earning assets (2)........        5         534
Loans and leases, net of
  unearned income
  (1)(3)(4)(5)..................    7,281      48,560
    Total earning assets........   16,584      60,685
    Non-earning assets..........
      TOTAL ASSETS..............
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing deposits:
  Savings and interest checking
    deposits....................     (903)     (1,174)
  Money rate savings............    3,590       8,092
  Time deposits.................   (2,182)      4,267
    Total interest-bearing
      deposits..................      505      11,185
Short-term borrowed funds.......     (358)      2,413
Long-term debt..................     (874)     18,019
    Total interest-bearing
      liabilities...............     (727)     31,617
    Demand deposits.............
    Other liabilities...........
    Shareholders' equity........
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........
Average interest rate spread....
Net yield on earning assets.....  $17,311     $29,068
Taxable equivalent adjustment...

_______________
(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.

(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.

(3) Loan fees, which are not material for the periods shown, are included for rate calculation purposes.

(4) Nonaccrual loans have been included in the average balances.

(5) Includes assets held for sale or available for sale at amortized cost.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                         AVERAGE BALANCES            YIELD/RATE           INCOME/EXPENSE         INCREASE
    FULLY TAXABLE EQUIVALENT           1997            1996         1997     1996       1997         1996       (DECREASE)
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................    $ 5,343,985     $ 4,821,477     6.87%    6.51%    $  91,844    $  78,509     $ 13,335
  States and political
    subdivisions................        127,828         153,754     8.81     9.01         2,814        3,462         (648)
    Total securities (5)........      5,471,813       4,975,231     6.92     6.63        94,658       81,971       12,687
Other earning assets (2)........         45,936          10,780     5.82     5.78           667          155          512
Loans and leases, net of
  unearned income
  (1)(3)(4)(5)..................     15,584,414      14,269,580     9.31     9.13       361,785      323,747       38,038
    Total earning assets........     21,102,163      19,255,591     8.68     8.48       457,110      405,873       51,237
    Non-earning assets..........      1,315,209       1,145,087
      TOTAL ASSETS..............    $22,417,372     $20,400,678
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing deposits:
  Savings deposits..............    $ 1,435,190     $ 1,531,793     1.89     1.95         6,773        7,429         (656)
  Money rate savings............      3,722,238       3,007,011     2.78     2.40        25,784       17,967        7,817
  Time deposits.................      8,464,985       8,201,556     5.47     5.47       115,541      111,474        4,067
    Total interest-bearing
      deposits..................     13,622,413      12,741,060     4.36     4.32       148,098      136,870       11,228
Short-term borrowed funds.......      2,403,603       2,129,143     5.36     5.19        32,092       27,472        4,620
Long-term debt..................      2,403,913       1,779,639     5.81     5.82        34,882       25,762        9,120
    Total interest-bearing
      liabilities...............     18,429,929      16,649,842     4.68     4.59       215,072      190,104       24,968
    Demand deposits.............      1,943,100       1,848,295
    Other liabilities...........        270,783         270,590
    Shareholders' equity........      1,773,560       1,631,951
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........    $22,417,372     $20,400,678
Average interest rate spread....                                    4.00     3.89
Net yield on earning assets.....                                    4.59%    4.49%    $ 242,038    $ 215,769     $ 26,269
Taxable equivalent adjustment...                                                      $  12,583    $   8,446

                                     CHANGE DUE TO
    FULLY TAXABLE EQUIVALENT       RATE       VOLUME
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................  $ 4,490     $ 8,845
  States and political
    subdivisions................      (79)       (569)
    Total securities (5)........    4,411       8,276
Other earning assets (2)........        1         511
Loans and leases, net of
  unearned income
  (1)(3)(4)(5)..................    6,720      31,318
    Total earning assets........   11,132      40,105
    Non-earning assets..........
      TOTAL ASSETS..............
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing deposits:
  Savings deposits..............     (197)       (459)
  Money rate savings............    3,076       4,741
  Time deposits.................      166       3,901
    Total interest-bearing
      deposits..................    3,045       8,183
Short-term borrowed funds.......      900       3,720
Long-term debt..................       (9)      9,129
    Total interest-bearing
      liabilities...............    3,936      21,032
    Demand deposits.............
    Other liabilities...........
    Shareholders' equity........
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........
Average interest rate spread....
Net yield on earning assets.....  $ 7,196     $19,073
Taxable equivalent adjustment...

________________
(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.

(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.

(3) Loan fees, which are not material for the periods shown, are included for rate calculation purposes.

(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.

(5) Includes assets held for sale or available for sale at amortized cost.

NONINTEREST INCOME

     Noninterest income for the six months ended June 30, 1997 was $172.7 million, compared to $142.1 million for the same period in 1996. BB&T experienced positive development in all areas of noninterest income. Service charges on deposits, mortgage banking activities, general and other insurance commissions and trust income all showed strong gains during the period. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the six months ended June 30, 1997 was 26.8%, up from 25.1% for the first six months of 1996. Management anticipates continued growth in noninterest income, with an ultimate target ratio of noninterest income to total revenues of 30%.

     For the second quarter of 1997, noninterest income totaled $87.2 million, up $14.1 million, or 19.3% from the balance for the same period in 1996.

     Service charges on deposits grew for the first six months in 1997 compared to 1996, increasing by $9.7 million, or 18.7%. The primary factor contributing to the significant growth in service charges on deposits was increased fees on deposit services that were effective the first quarter of 1997. The largest components of the growth within service charges on deposits included fees on commercial transaction accounts, service charges on personal accounts and overdraft charges. For the second quarter of 1997, service charges on deposits increased $4.3 million, or 16.2% compared to the same period in 1996.

     Trust income grew $1.2 million, or 11.0%, for the six months ended June 30, 1997 compared to the same period in 1996 because of growth in total assets under management in the trust department. For the second quarter, trust income increased $524,000, or 8.5%.

     Agency insurance commissions increased significantly, up $7.3 million, or 68.0% in the first half of 1997, compared to the six month period of 1996. The growth in agency insurance commissions resulted from increases in property and casualty insurance commissions and insurance fees and charges. Also, the acquisitions of Boyle-Vaughan Associates, Inc., the William Goldsmith Agency Inc. and the C. Dan Joyner Insurance Agency, all in South Carolina, were completed during the fourth quarter of 1996. These acquisitions were accounted for as purchases, therefore the accounts of these agencies are included in operating results only since the dates of acquisition. With these acquisitions, BB&T has assembled the largest independent insurance agency system in the Carolinas. Management anticipates continued growth in agency insurance commissions and will continue to pursue acquisitions of quality independent agencies. For the second quarter of 1997, agency insurance commissions increased $3.6 million, or 78.9% from the corresponding period of 1996.

     Income from mortgage banking activities increased $2.5 million, or 14.1% for the six months ended June 30, 1997 compared to the same period in 1996. The increase resulted from higher mortgage loan servicing fees. For the second quarter of 1997, mortgage banking income increased $1.3 million or 15.6% from the 1996 period.

     Other nondeposit fees and commissions increased by $6.7 million, or 20.2% to a level of $39.8 million for the six months ended June 30, 1997 compared with $33.1 million for the first six months of 1996. The primary components generating the increase in nondeposit fees and commissions were ATM and Point-of-Sale fees, which increased $2.8 million and bankcard income, which also increased $2.8 million. For the second quarter of 1997, other nondeposit fees and commissions increased by $3.6 million, or 20.5% compared with the same period in 1996.

     Other income increased $1.1 million, or 8.8%, for the first six months of 1997 because of income on life insurance products held. BB&T purchased $55 million in such products during the second half of 1996. For the second quarter of 1997, other income decreased $104,000, or 1.5% compared to 1996.

NONINTEREST EXPENSE

     Noninterest expenses totaled $328.8 million for the first six months of 1997 compared to $303.1 million for the same period a year ago. The 8.5% increase resulted from increases in personnel expenses, occupancy expenses and other noninterest expenses, partially offset by reduced Federal deposit insurance premiums. For the second quarter, noninterest expense totaled $167.8 million, a $14.3 million, or 9.3% increase over the second quarter of the prior year.

     Personnel expense, the largest component of noninterest expense, increased $9.3 million, or 6.2%, compared to the second quarter of 1996. The increase was caused by annual compensation adjustments for exempt employees, which increased $4.7 million, and performance incentive programs, which increased $1.8 million. For the quarter, personnel expense increased $3.2 million, or 4.2% over the 1996 period.

     Occupancy and equipment expense for the six months ended June 30, 1997, increased $5.3 million, or 10.6%, compared to 1996. Increased rent expense for data processing and other equipment accounted for $1.4 million, and additional expenses associated with the maintenance of ATMs added $1.9 million in costs. For the second quarter of 1997, occupancy and equipment expense totaled $28.7 million, which was an increase of $3.7 million, or 14.6%, from the prior year.

     Federal deposit insurance expense decreased $4.2 million, or 64.3%, for the six months ended June 30, 1997, compared to the same period in the prior year. During 1995 and 1996, significant legislation was passed affecting deposit insurance premiums. Effective January 1, 1996, insurance premiums charged on FDIC-insured deposits were eliminated because of the recapitalization of the Bank Insurance Fund ("BIF"). BB&T continued to pay insurance premiums on Savings Association Insurance Fund ("SAIF")-insured deposits during 1996 through the third quarter, when a one-time SAIF assessment was levied on all banks with SAIF-insured deposits. BB&T's special assessment totaled approximately $33 million before taxes.

The special assessment served to recapitalize the SAIF, and, therefore, eliminated insurance premiums on SAIF-insured deposits. Effective January 1, 1997, BB&T began paying $.0648 per $100 of SAIF-insured deposits and $.0130 per $100 of BIF-insured deposits to service the Financing Corporation ("FICO") bonds. These payments totaled $2.3 million during the first six months of 1997. For the second quarter of 1997, Federal deposit insurance expense totaled $1.2 million, down $2.0 million, or 62.4% from 1996.

     Other noninterest expenses for the first six months of 1997 increased $15.4 million, or 16.3% from 1996. This increase was primarily because of increases in advertising, public relations and other marketing expense, totaling $2.8 million, increased loan and lease expenses of $2.0 million and professional services, which increased $5.6 million. The increased advertising costs are related to a marketing program to increase awareness of BB&T's brand identity. While it is difficult to measure the impact of advertising costs, and any program takes time to be effective, studies have noted an increase in BB&T's brand identity and in the "switch preference" of customers of competitors. Additional loan and lease expenses resulted primarily from bankcard and merchant interchange expenses. The increases in professional services expense are related to the use of outside consulting firms to analyze strategies to maximize noninterest income and to assist in the Year 2000 project. For the second quarter, BB&T's other noninterest expenses totaled $58.5 million, up $9.5 million, or 19.3% because of increases in the expense categories noted above.

     BB&T's efficiency ratio improved to 51.1% for the first six months of 1997 compared to 53.4% for the same period in 1996. For the second quarter of 1997, the efficiency ratio was 50.9% compared to 53.0% in 1996. BB&T's efficiency ratio places it in the top 10% of the banking industry.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $86.0 million for the first six months of 1997 compared to $73.2 million recorded in the first six months of 1996. The provision increased $12.8 million, or 17.5%, because of higher pretax income. Effective tax rates were 33.7% and 33.1% for the six months ended June 30, 1997 and 1996, respectively. For the second quarter, the provision for income taxes totaled $43.8 million, resulting in an effective tax rate of 33.8%.

                             PROFITABILITY MEASURES

                                                                                  1997                       1996
                                                                           SECOND      FIRST     FOURTH      THIRD     SECOND
                                                                           QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Return on average assets................................................     1.54%      1.58%      1.51%      1.08%      1.50%
Return on average common equity.........................................    19.46      19.16      18.54      13.55      18.77
Net interest margin.....................................................     4.59       4.56       4.52       4.42       4.49
Efficiency ratio (taxable equivalent)*..................................     50.9       51.3       54.0       53.3       53.0

_____________
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of BB&T's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of BB&T are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of BB&T.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 11 - "Computation of Earnings Per Share" is included herein.

       Exhibit 27 - "Financial Data Schedule" is included in the electronically-filed document as required.

   (b) BB&T filed a Form 8-K under Item 5 on January 14, 1997, to report the results of operations and financial condition as of December 31, 1996. BB&T filed a Form 8-K under Item 5 on April 11, 1997, to report the results of operations and financial condition as of June 30, 1997. BB&T filed a Form 8-K under Item 5 on May 23, 1997, to report a change in the corporate name from Southern National Corporation to BB&T Corporation. This change was effective
May 19, 1997. BB&T filed a Form 8-K under Item 5 on June 11, 1997, which included an underwriting agreement related to $250 million in subordinated notes due 2007. BB&T filed a Form 8-K under Item 5 on July 11, 1997, to report the results of operations and financial condition as of June 30, 1997. BB&T filed a Form 8-K under Item 2 on July 14, 1997 to report that completion of BB&T's acquisition of United Carolina Bancshares Corporation, completed July 1, 1997.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BB&T Corporation
                               (Registrant)


Date: August 13, 1997          By:  /s/              Scott E. Reed
                                  ----------------------------------------------
                                  Scott E. Reed, Senior Executive Vice President
                                            and Chief Financial Officer

Date: August 13, 1997

                               By:  /s/               Sherry A. Kellett
                                  ---------------------------------------------
                                 Sherry A. Kellett, Executive Vice President and
                                   Controller (Principal Accounting Officer)